Form 10-Q
period 2013-10-27
ISLE OF CAPRI CASINOS INC
filed 2013-12-05
CIK 863015

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 27, 2013

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

As of December 3, 2013, the Company had a total of 39,829,177 shares of Common Stock outstanding (which excludes 2,236,971 shares held by us in treasury).

PART I—FINANCIAL INFORMATION

ITEM 1.                         FINANCIAL STATEMENTS

ISLE OF CAPRI CASINOS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	October 27,	April 28,
	2013	2013
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$69,958	$68,469
Marketable securities	25,120	25,520
Accounts receivable, net	9,870	11,077
Income taxes receivable	4,343	4,789
Deferred income taxes	2,096	1,573
Prepaid expenses and other assets	25,726	20,872
Total current assets	137,113	132,300
Property and equipment, net	1,017,472	1,034,026
Other assets:
Goodwill	280,803	280,803
Other intangible assets, net	67,690	60,748
Deferred financing costs, net	25,680	27,230
Restricted cash and investments	9,782	11,417
Prepaid deposits and other	5,087	7,075
Total assets	$1,543,627	$1,553,599
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$433	$415
Accounts payable	19,078	34,533
Accrued liabilities:
Payroll and related	35,696	35,093
Property and other taxes	25,627	21,340
Interest	17,073	18,502
Progressive jackpots and slot club awards	16,267	16,579
Other	30,996	29,337
Total current liabilities	145,170	155,799
Long-term debt, less current maturities	1,162,264	1,156,469
Deferred income taxes	45,967	43,104
Other accrued liabilities	19,324	33,303
Other long-term liabilities	22,433	22,514
Stockholders’ equity:
Preferred stock, $.01 par value; 2,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value; 60,000,000 shares authorized; shares issued: 42,066,148 at October 27, 2013 and April 28, 2013	421	421
Class B common stock, $.01 par value; 3,000,000 shares authorized; none issued	—	—
Additional paid-in capital	246,522	246,214
Retained earnings (deficit)	(71,052)	(74,227)
Accumulated other comprehensive (loss) income	—	(247)
	175,891	172,161
Treasury stock, 2,276,760 shares at October 27, 2013 and 2,470,128 at April 28, 2013	(27,422)	(29,751)
Total stockholders’ equity	148,469	142,410
Total liabilities and stockholders’ equity	$1,543,627	$1,553,599

See notes to the consolidated financial statements.

ISLE OF CAPRI CASINOS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	October 27,	October 28,	October 27,	October 28,
	2013	2012	2013	2012
Revenues:
Casino	$257,928	$234,648	$520,070	$484,917
Rooms	8,713	8,328	17,628	16,958
Food, beverage, pari-mutuel and other	33,728	30,437	68,944	63,243
Gross revenues	300,369	273,413	606,642	565,118
Less promotional allowances	(58,789)	(50,206)	(117,333)	(106,088)
Net revenues	241,580	223,207	489,309	459,030
Operating expenses:
Casino	41,267	36,802	83,010	75,298
Gaming taxes	65,722	58,619	131,698	120,247
Rooms	1,880	1,781	3,789	3,554
Food, beverage, pari-mutuel and other	10,590	9,217	21,659	19,321
Marine and facilities	14,802	13,888	29,850	27,588
Marketing and administrative	61,844	56,464	123,950	114,420
Corporate and development	7,386	10,777	14,084	19,250
Litigation accrual reversal	(7,351)	—	(7,351)	—
Preopening expense	—	2,654	3,898	3,341
Depreciation and amortization	21,102	16,850	41,497	33,672
Total operating expenses	217,242	207,052	446,084	416,691
Operating income	24,338	16,155	43,225	42,339
Interest expense	(15,194)	(21,985)	(37,852)	(42,416)
Interest income	84	131	174	306
Derivative income	168	176	398	310

Income (loss) from continuing operations before income taxes	9,396	(5,523)	5,945	539
Income tax (provision) benefit	(1,359)	1,182	(2,770)	(136)
Income (loss) from continuing operations	8,037	(4,341)	3,175	403
Loss from discontinued operations, net of income taxes	—	(2,312)	—	(395)
Net income (loss)	$8,037	$(6,653)	$3,175	$8

Income (loss) per common share-basic and dilutive:
Income (loss) from continuing operations	$0.20	$(0.11)	$0.08	$0.01
Loss from discontinued operations, net of income taxes	—	(0.06)	—	(0.01)
Net income (loss)	$0.20	$(0.17)	$0.08	$—

Weighted average basic shares	39,686,217	39,336,134	39,634,573	39,177,208
Weighted average diluted shares	39,731,192	39,336,134	39,682,644	39,192,075

See notes to the consolidated financial statements.

ISLE OF CAPRI CASINOS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands, except share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	October 27,	October 28,	October 27,	October 28,
	2013	2012	2013	2012
Net income (loss)	$8,037	$(6,653)	$3,175	$8
Other comprehensive income, net of tax:
Deferred hedge adjustment, net of income tax provision of $59 and $149 for the three and six months ended October 27, 2013, respectively, and $88 and $178 for the three and six months ended October 28, 2012, respectively	99	149	247	297
Unrealized gain on interest rate cap contracts, net of income tax provision of $8 for the six months ended October 28, 2012	—	—	—	14
Other comprehensive income	99	149	247	311
Comprehensive income (loss)	$8,136	$(6,504)	$3,422	$319

See notes to the consolidated financial statements.

ISLE OF CAPRI CASINOS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share amounts)

(Unaudited)

					Accum.
					Other
	Shares of		Additional	Retained	Comprehensive		Total
	Common	Common	Paid-in	Earnings	Income	Treasury	Stockholders’
	Stock	Stock	Capital	(Deficit)	(Loss)	Stock	Equity
Balance, April 28, 2013	42,066,148	$421	$246,214	$(74,227)	$(247)	$(29,751)	$142,410
Net income	—	—	—	3,175	—	—	3,175
Other comprehensive income (loss), net of tax	—	—	—	—	247	—	247
Issuance of restricted stock from treasury stock, net of forfeitures	—	—	(2,329)	—	—	2,329	—
Stock compensation expense	—	—	2,637	—	—	—	2,637
Balance, October 27, 2013	42,066,148	$421	$246,522	$(71,052)	$—	$(27,422)	$148,469

See notes to the consolidated financial statements.

ISLE OF CAPRI CASINOS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended
	October 27,	October 28,
	2013	2012
Operating activities:
Net income	$3,175	$8
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	41,497	33,672
Amortization and write-off of deferred financing costs	2,224	3,369
Amortization of debt discount	120	106
Deferred income taxes	2,190	(427)
Stock compensation expense	2,637	2,904
Litigation accrual reversal	(14,730)	—
Valuation allowance	—	1,500
Gain on derivative instruments	(398)	(310)
Gain on disposal of assets	(1,002)	(52)
Changes in operating assets and liabilities:
Marketable securities	400	666
Accounts receivable	1,209	(1,131)
Insurance receivable	—	7,497
Income tax receivable	446	(2,562)
Prepaid expenses and other assets	(2,429)	(7,761)
Accrued interest	(637)	3,096
Accounts payable and accrued liabilities	(2,363)	15,951
Net cash provided by operating activities	32,339	56,526

Investing activities:
Purchase of property and equipment	(30,724)	(89,596)
Proceeds from sales of property and equipment	1,154	77
Payments towards gaming licenses	(7,500)	(5,000)
Restricted cash and investments	1,198	(512)
Net cash used in investing activities	(35,872)	(95,031)

Financing activities:
Principal payments on debt	(305)	(10,067)
Net borrowings on line of credit	6,000	38,000
Payment of deferred financing costs	(673)	(8,410)
Net cash provided by financing activities	5,022	19,523

Net increase (decrease) in cash and cash equivalents	1,489	(18,982)
Cash and cash equivalents, beginning of period	68,469	94,461
Cash and cash equivalents, end of the period	$69,958	$75,479

See notes to the consolidated financial statements.

ISLE OF CAPRI CASINOS, INC.

Notes to Consolidated Financial Statements

(amounts in thousands, except share and per share amounts)

(Unaudited)

1.  Nature of Operations

Isle of Capri Casinos, Inc., a Delaware corporation, was incorporated in February 1990. Except where otherwise noted, the words “we,” “us,” “our” and similar terms, as well as “Company,” refer to Isle of Capri Casinos, Inc. and all of its subsidiaries. We are a developer, owner and operator of branded gaming facilities and related lodging and entertainment facilities in markets throughout the United States. Our wholly owned subsidiaries own or operate sixteen casino gaming facilities in the United States located in Black Hawk, Colorado; Pompano Beach, Florida; Bettendorf, Davenport, Marquette and Waterloo, Iowa; Lake Charles, Louisiana; Lula, Natchez and Vicksburg, Mississippi; Boonville, Cape Girardeau, Caruthersville and Kansas City, Missouri; and Nemacolin, Pennsylvania.

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

We evaluated all subsequent events through the date of the issuance of the consolidated financial statements. Other than entering into an agreement to sell the assets of our property in Davenport, Iowa, as disclosed in Note 12, no material subsequent events have occurred that required recognition in the condensed consolidated financial statements.

3. Discontinued Operations

Discontinued operations include our former Biloxi, Mississippi casino operations which were sold in November 2012.  During the three months ended October 28, 2012, we recorded a $1,500 valuation allowance reflecting a credit against the purchase price to satisfy our obligation to repair the property after Hurricane Isaac, as required by the purchase agreement.  The results of our discontinued operations are summarized as follows:

	Three Months Ended	Six Months Ended
	October 28,	October 28,
	2012	2012
Net revenues	$14,043	$31,611
Pretax loss from discontinued operations	(2,312)	(395)
Income tax benefit from discontinued operations	—	—
Loss from discontinued operations	(2,312)	(395)

4.  Long-Term Debt

Long-term debt consists of the following:

	October 27,	April 28,
	2013	2013
Senior Secured Credit Facility, interest payable at least quarterly at either LIBOR and/or prime plus a margin	$160,900	$154,900
5.875% Senior Notes, interest payable semi-annually March 15 and September 15	350,000	350,000
7.75% Senior Notes, interest payable semi-annually March 15 and September 15, net of discount	298,365	298,246
8.875% Senior Subordinated Notes, interest payable Semi-annually June 15 and December 15	350,000	350,000
Other	3,432	3,738
	1,162,697	1,156,884
Less current maturities	433	415
Long-term debt	$1,162,264	$1,156,469

Senior Secured Credit Facility—Our Senior Secured Credit Facility, as amended and restated (“Credit Facility”), matures April 19, 2018 and consists of a $300,000 revolving line of credit. The Credit Facility is secured on a first priority basis by substantially all of our assets and is guaranteed by substantially all of our significant subsidiaries. In July 2013, we entered into an agreement amending our Credit Facility to, among other things, modify our maximum allowed leverage and minimum interest coverage ratio covenants.  As a result, we capitalized new deferred financing costs of $673 during the six months ended October 27, 2013.

Our net revolving line of credit availability at October 27, 2013, as limited by our borrowings, was approximately $104,000, after consideration of approximately $35,400 in outstanding letters of credit. We have an annual commitment fee related to the unused portion of the Credit Facility of up to 0.5% which is included in interest expense in the accompanying consolidated statements of operations. The weighted average effective interest rates of the Credit Facility for the six months ended October 27, 2013 was 4.26%.

The Credit Facility includes a number of affirmative and negative covenants, as well as certain financial covenants including maintenance of a total leverage ratio, senior secured leverage ratio and minimum interest coverage ratio. The Credit Facility also restricts our ability to make certain investments or distributions. We were in compliance with the covenants as of October 27, 2013.

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

The indentures governing the 5.875% Senior Notes, 7.75% Senior Notes and 8.875% Senior Subordinated Notes limit, among other things, our ability and our restricted subsidiaries’ ability to borrow money, make restricted payments, use assets as security in other transactions, enter into transactions with affiliates, pay dividends, or repurchase stock. The indentures also limit our ability to issue and sell capital stock of subsidiaries, sell assets in excess of specified amounts or merge with or into other companies.

5.  Earnings Per Share

The following table sets forth the computation of basic and diluted income (loss) per share:

	Three Months Ended		Six Months Ended
	October 27,	October 28,	October 27,	October 28,
	2013	2012	2013	2012
Numerator:
Income (loss) applicable to common shares:
Income (loss) from continuing operations	$8,037	$(4,341)	$3,175	$403
Loss from discontinued operations	—	(2,312)	—	(395)

Net income (loss)	$8,037	$(6,653)	$3,175	$8

Denominator:
Denominator for basic earnings (loss) per share - weighted average shares	39,686,217	39,336,134	39,634,573	39,177,208
Effect of dilutive securities Employee stock options	44,975	—	48,071	14,867
Denominator for diluted earnings (loss) per share - adjusted weighted average shares and assumed conversions	39,731,192	39,336,134	39,682,644	39,192,075

Basic earnings (loss) per share:
Income (loss) from continuing operations	$0.20	$(0.11)	$0.08	$0.01
Loss from discontinued operations	—	(0.06)	—	(0.01)
Net income (loss)	$0.20	$(0.17)	$0.08	$—

Diluted earnings (loss) per share:
Income (loss) from continuing operations	$0.20	$(0.11)	$0.08	$0.01
Loss from discontinued operations	—	(0.06)	—	(0.01)
Net income (loss)	$0.20	$(0.17)	$0.08	$—

Our basic earnings (loss) per share are computed by dividing net income (loss) by the weighted average number of shares outstanding for the period. Stock options representing 753,860 shares, which were anti-dilutive, were excluded from the calculation of common shares for diluted earnings per share for the three and six months ended October 27, 2013.  Stock options representing 1,009,160 shares, which were anti-dilutive, were excluded from the calculation of common shares for diluted income per share for both the three and six months ended October 28, 2012.  Due to the loss from continuing operations for the three months ended October 28, 2012, stock options representing 30,236 shares, which are potentially dilutive, were excluded from the calculation of common shares for the diluted loss per share for that period.  As the minimum market performance conditions related to our restricted stock units have not been achieved as of October 27, 2013 or October 28, 2012, 1,714,286 and 1,585,714 units have been excluded from the calculation of diluted earnings per share for the respective periods.

6.  Stock Based Compensation

Under our Amended and Restated 2009 Long Term Stock Incentive Plan we have issued restricted stock units, restricted stock and stock options.

Restricted Stock Units—During fiscal 2013, we granted restricted stock units (“RSUs”) containing market performance conditions which will determine the ultimate amount of RSUs, if any, to be awarded up to 1,714,286 shares.  Any RSUs earned will vest 50% on April 26, 2015 and 50% on April 26, 2016.  The fair value of these RSUs is determined utilizing a lattice pricing model which considers a range of assumptions including volatility and risk-free interest rates.  The aggregate compensation cost related to these RSUs is $4,932 to be recognized over the vesting periods. As of October 27, 2013, our unrecognized compensation cost for these RSUs is $3,029.

Restricted Stock —During the six months ended October 27, 2013, we issued 88,094 shares of restricted stock with a weighted average grant-date fair value of $7.83 to employees and 148,360 shares of restricted stock with a weighted-average grant date fair value of $7.62 to directors.  Restricted stock awarded to employees under annual long-term incentive grants primarily vests one-third on each anniversary of the grant date and for directors vests one-half on the grant date and one-half on the first anniversary of the grant date. Our aggregate estimate of forfeitures for restricted stock for employees and directors is 10% and 0%, respectively. As of October 27, 2013, our unrecognized compensation cost for unvested restricted stock is $1,872 with a remaining weighted average vesting period of 1.2 years.

7.  Fair Value

Our interest rate swap derivative agreement matured in September 2013.  The fair value of our interest swap contracts were previously recorded using Level 3 inputs at the present value of all expected future cash flows based on the LIBOR-based swap yield curve as of the date of the valuation.

The following table presents the changes in Level 3 liabilities measured at fair value on a recurring basis:

	Three Months Ended		Six Months Ended
	October 27,	October 28,	October 27,	October 28,
	2013	2012	2013	2012
Interest Rate Hedges
Beginning Balance	$(326)	$(2,121)	$(794)	$(2,493)
Realized gains/(losses)	326	413	794	785
Ending Balance	$—	$(1,708)	$—	$(1,708)

Financial Instruments - The estimated carrying amounts and fair values of our other financial instruments are as follows:

	October 27, 2013		April 28, 2013
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
Financial assets:
Cash and cash equivalents	$69,958	$69,958	$68,469	$68,469
Marketable securities	25,120	25,120	25,520	25,520
Accounts receivable	9,870	9,870	11,077	11,077
Restricted cash and investments	9,782	9,782	11,417	11,417

Financial liabilities:
Revolving line of credit	$160,900	$157,682	$154,900	$151,802
5.875% Senior notes	350,000	344,750	350,000	357,000
7.75% Senior notes	298,365	319,525	298,246	327,698
8.875% Senior subordinated notes	350,000	371,000	350,000	381,535
Other long-term debt	3,432	3,432	3,738	3,738
Other long-term obligations	22,433	22,433	22,514	22,514

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Cash and cash equivalents and accounts receivable are carried at cost, which approximates fair value, due to their short-term maturities.

Marketable securities include investments of $8,477 and $9,433, as of October 27, 2013 and April 28, 2013, respectively, based upon Level 1 inputs obtained from quoted prices available in active markets and investments of $16,643 and $16,087, as of October 27, 2013 and April 28, 2013, respectively, based upon Level 2 inputs obtained from quoted prices of identical assets in inactive markets or quoted prices for similar assets in active and inactive markets.  There were no transfers between Level 1 and Level 2 inputs during the six months ended October 27, 2013.

Restricted cash and investments include restricted cash and investments of $4,278 and $3,979, as of October 27, 2013 and April 28, 2013, respectively, based upon Level 1 inputs obtained from quoted prices available in active markets and investments of $5,504 and $7,438, as of October 27, 2013 and April 28, 2013, respectively, based upon Level 2 inputs obtained from quoted prices of identical assets in inactive markets or quoted prices for similar assets in active and inactive markets.  There were no transfers between Level 1 and Level 2 inputs during the six months ended October 27, 2013.

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

8.  Income Taxes

A summary of our effective income tax rate from continuing operations is as follows:

	Three Months Ended		Six Months Ended
	October 27,	October 28,	October 27,	October 28,
	2013	2012	2013	2012
Federal taxes at the statutory rate	$3,289	$(1,933)	$2,081	$189
State taxes	233	(218)	516	29
Permanent differences	277	405	536	661
Tax credits	(263)	(355)	(525)	(710)
Other	49	(94)	101	20
Valuation allowance	(2,226)	1,013	61	(53)
Income tax provision (benefit) from continuing operations	$1,359	$(1,182)	$2,770	$136

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

9.  Supplemental Disclosures

Cash Flow — For the six months ended October 27, 2013 and October 28, 2012, we made net cash interest payments of $43,652 and $38,059, respectively. Additionally, we received net income tax refunds of $97 and made net income tax payments of $2,892 during the six months ended October 27, 2013 and October 28, 2012, respectively.

For the six months ended October 27, 2013 and October 28, 2012, the accrued purchases of property and equipment in accounts payable decreased by $6,188 and increased by $3,074, respectively.

For the six months ended October 27, 2013 and October 28, 2012, we capitalized interest of $185 and $2,105, respectively.

10.  Consolidating Condensed Financial Information

Certain of our wholly owned subsidiaries have fully and unconditionally guaranteed on a joint and several basis, the payment of all obligations under our 5.875% Senior Notes, 7.75% Senior Notes and 8.875% Senior Subordinated Notes.

The following wholly owned subsidiaries of the Company are guarantors, on a joint and several basis, under the 5.875% Senior Notes, 7.75% Senior Notes and 8.875% Senior Subordinated Notes: Black Hawk Holdings, L.L.C.; CCSC/Blackhawk, Inc.; IC Holdings Colorado, Inc.; IOC-Black Hawk Distribution Company, L.L.C.; IOC-Boonville, Inc.; IOC-Caruthersville, L.L.C.; IOC-Kansas City, Inc.; IOC-Lula, Inc.; IOC-Natchez, Inc.; IOC-Black Hawk County, Inc.; IOC-Davenport, Inc.; IOC Holdings, L.L.C.; IOC-Vicksburg, Inc.; IOC-Vicksburg, LLC; Rainbow Casino- Vicksburg Partnership, L.P.; IOC Cape Girardeau, LLC; Isle of Capri Bettendorf, L.C; Isle of Capri Black Hawk, L.L.C.; Isle of Capri Marquette, Inc.; PPI, Inc.; and St. Charles Gaming Company, L.L.C. Each of the subsidiaries’ guarantees is joint and several with the guarantees of the other subsidiaries.

During the three months ended October 27, 2013, the IOC-PA, L.L.C. subsidiary changed designations from a Guarantor Subsidiary to a Non-Guarantor Subsidiary. All periods presented below reflect this change and the operations of IOC-PA, L.L.C as a Non-Guarantor Subsidiary.

Consolidating condensed balance sheets as of October 27, 2013 and April 28, 2013 are as follows:

	As of October 27, 2013
	Isle of Capri			Consolidating
	Casinos, Inc.		Non-	and	Isle of Capri
	(Parent	Guarantor	Guarantor	Eliminating	Casinos, Inc.
	Obligor)	Subsidiaries	Subsidiaries	Entries	Consolidated
Balance Sheet
Current assets	$28,940	$77,450	$35,365	$(4,642)	$137,113
Intercompany receivables	612,953	—	—	(612,953)	—
Investments in subsidiaries	663,376	(29,794)	—	(633,582)	—
Property and equipment, net	7,172	950,881	59,419	—	1,017,472
Other assets	47,041	316,638	29,526	(4,163)	389,042
Total assets	$1,359,482	$1,315,175	$124,310	$(1,255,340)	$1,543,627

Current liabilities	$42,847	$74,655	$32,310	$(4,642)	$145,170
Intercompany payables	—	570,204	42,749	(612,953)	—
Long-term debt, less current maturities	1,162,025	—	239	—	1,162,264
Other accrued liabilities	6,141	78,279	7,467	(4,163)	87,724
Stockholders’ equity	148,469	592,037	41,545	(633,582)	148,469
Total liabilities and stockholders’ equity	$1,359,482	$1,315,175	$124,310	$(1,255,340)	$1,543,627

	As of April 28, 2013
	Isle of Capri			Consolidating
	Casinos, Inc.		Non-	and	Isle of Capri
	(Parent	Guarantor	Guarantor	Eliminating	Casinos, Inc.
	Obligor)	Subsidiaries	Subsidiaries	Entries	Consolidated
Balance Sheet
Current assets	$19,176	$84,251	$28,922	$(49)	$132,300
Intercompany receivables	626,444	—	11,803	(638,247)	—
Investments in subsidiaries	643,257	(29,794)	—	(613,463)	—
Property and equipment, net	7,831	977,423	48,772	—	1,034,026
Other assets	50,958	317,800	23,955	(5,440)	387,273
Total assets	$1,347,666	$1,349,680	$113,452	$(1,257,199)	$1,553,599

Current liabilities	$43,139	$77,340	$35,368	$(48)	$155,799
Intercompany payables	—	613,248	25,000	(638,248)	—
Long-term debt, less current maturities	1,155,939	210	320	—	1,156,469
Other accrued liabilities	6,178	76,401	21,782	(5,440)	98,921
Stockholders’ equity	142,410	582,481	30,982	(613,463)	142,410
Total liabilities and stockholders’ equity	$1,347,666	$1,349,680	$113,452	$(1,257,199)	$1,553,599

Consolidating condensed statements of operations for the three and six months ended October 27, 2013 and October 28, 2012 are as follows:

	For the Three Months Ended October 27, 2013
	Isle of Capri			Consolidating
	Casinos, Inc.		Non-	and	Isle of Capri
	(Parent	Guarantor	Guarantor	Eliminating	Casinos, Inc.
	Obligor)	Subsidiaries	Subsidiaries	Entries	Consolidated
Statement of Operations
Revenues:
Casino	$—	$249,471	$8,457	$—	$257,928
Rooms, food, beverage, pari-mutuel and other	176	41,367	3,217	(2,319)	42,441
Management fee revenue	8,232	—	—	(8,232)	—
Gross revenues	8,408	290,838	11,674	(10,551)	300,369
Less promotional allowances	—	(56,868)	(1,921)	—	(58,789)
Net revenues	8,408	233,970	9,753	(10,551)	241,580

Operating expenses:
Casino	—	39,412	1,855	—	41,267
Gaming taxes	—	62,454	3,268	—	65,722
Rooms, food, beverage, pari-mutuel and other	8,628	85,467	4,726	(2,319)	96,502
Litigation accrual reversal	—	—	(7,351)	—	(7,351)
Management fee expense	—	8,024	208	(8,232)	—
Depreciation and amortization	380	19,052	1,670	—	21,102
Total operating expenses	9,008	214,409	4,376	(10,551)	217,242

Operating income (loss)	(600)	19,561	5,377	—	24,338
Interest (expense) income, net	(11,546)	(10,069)	6,505	—	(15,110)
Derivative income	168	—	—	—	168
Equity in income (loss) of subsidiaries	16,732	—	—	(16,732)	—
Income (loss) from continuing operations before income taxes	4,754	9,492	11,882	(16,732)	9,396
Income tax (provision) benefit	3,283	(5,707)	1,065	—	(1,359)
Income (loss) from continuining operations	8,037	3,785	12,947	(16,732)	8,037
Income (loss) of discontinued operations	—	—	—	—	—
Net income (loss)	$8,037	$3,785	$12,947	$(16,732)	$8,037

	For the Three Months Ended October 28, 2012
	Isle of Capri			Consolidating
	Casinos, Inc.		Non-	and	Isle of Capri
	(Parent	Guarantor	Guarantor	Eliminating	Casinos, Inc.
	Obligor)	Subsidiaries	Subsidiaries	Entries	Consolidated
Statement of Operations
Revenues:
Casino	$—	$234,648	$—	$—	$234,648
Rooms, food, beverage, pari-mutuel and other	165	38,594	2,260	(2,254)	38,765
Management fee revenue	7,671	—	—	(7,671)	—
Gross revenues	7,836	273,242	2,260	(9,925)	273,413
Less promotional allowances	—	(50,206)	—	—	(50,206)
Net revenues	7,836	223,036	2,260	(9,925)	223,207

Operating expenses:
Casino	—	36,802	—	—	36,802
Gaming taxes	—	58,619	—	—	58,619
Rooms, food, beverage, pari-mutuel and other	12,265	84,004	766	(2,254)	94,781
Management fee expense	—	7,671	—	(7,671)	—
Depreciation and amortization	516	16,229	105	—	16,850
Total operating expenses	12,781	203,325	871	(9,925)	207,052

Operating income (loss)	(4,945)	19,711	1,389	—	16,155
Interest expense, net	(13,128)	(8,488)	(238)	—	(21,854)
Derivative income	176	—	—	—	176
Equity in income (loss) of subsidiaries	8,169	—	—	(8,169)	—
Income (loss) from continuing operations before income taxes	(9,728)	11,223	1,151	(8,169)	(5,523)
Income tax (provision) benefit	5,387	(3,791)	(414)	—	1,182
Income (loss) from continuining operations	(4,341)	7,432	737	(8,169)	(4,341)
Income (loss) of discontinued operations	(2,312)	(2,609)	—	2,609	(2,312)
Net income (loss)	$(6,653)	$4,823	$737	$(5,560)	$(6,653)

	For the Six Months Ended October 27, 2013
	Isle of Capri			Consolidating
	Casinos, Inc.		Non-	and	Isle of Capri
	(Parent	Guarantor	Guarantor	Eliminating	Casinos, Inc.
	Obligor)	Subsidiaries	Subsidiaries	Entries	Consolidated
Statement of Operations
Revenues:
Casino	$—	$509,146	$10,924	$—	$520,070
Rooms, food, beverage, pari-mutuel and other	354	85,000	5,885	(4,667)	86,572
Management fee revenue	16,790	—	—	(16,790)	—
Gross revenues	17,144	594,146	16,809	(21,457)	606,642
Less promotional allowances	—	(115,225)	(2,108)	—	(117,333)
Net revenues	17,144	478,921	14,701	(21,457)	489,309

Operating expenses:
Casino	—	80,489	2,521	—	83,010
Gaming taxes	—	127,213	4,485	—	131,698
Rooms, food, beverage, pari-mutuel and other	16,762	174,332	10,803	(4,667)	197,230
Litigation accrual reversal	—	—	(7,351)	—	(7,351)
Management fee expense	—	16,582	208	(16,790)	—
Depreciation and amortization	782	38,487	2,228	—	41,497
Total operating expenses	17,544	437,103	12,894	(21,457)	446,084

Operating income (loss)	(400)	41,818	1,807	—	43,225
Interest (expense) interest, net	(23,308)	(20,176)	5,806	—	(37,678)
Derivative income	398	—	—	—	398
Equity in income (loss) of subsidiaries	19,987	—	—	(19,987)	—
Income (loss) from continuing operations before income taxes	(3,323)	21,642	7,613	(19,987)	5,945
Income tax (provision) benefit	6,498	(12,217)	2,949	—	(2,770)
Income (loss) from continuining operations	3,175	9,425	10,562	(19,987)	3,175
Income (loss) of discontinued operations	—	—	—	—	—
Net income (loss)	$3,175	$9,425	$10,562	$(19,987)	$3,175

	For the Six Months Ended October 28, 2012
	Isle of Capri			Consolidating
	Casinos, Inc.		Non-	and	Isle of Capri
	(Parent	Guarantor	Guarantor	Eliminating	Casinos, Inc.
	Obligor)	Subsidiaries	Subsidiaries	Entries	Consolidated
Statement of Operations
Revenues:
Casino	$—	$484,917	$—	$—	$484,917
Rooms, food, beverage, pari-mutuel and other	341	79,849	4,711	(4,700)	80,201
Management fee revenue	16,108	—	—	(16,108)	—
Gross revenues	16,449	564,766	4,711	(20,808)	565,118
Less promotional allowances	—	(106,088)	—	—	(106,088)
Net revenues	16,449	458,678	4,711	(20,808)	459,030

Operating expenses:
Casino	—	75,298	—	—	75,298
Gaming taxes	—	120,247	—	—	120,247
Rooms, food, beverage, pari-mutuel and other	21,728	168,230	2,216	(4,700)	187,474
Management fee expense	—	16,108	—	(16,108)	—
Depreciation and amortization	1,005	32,424	243	—	33,672
Total operating expenses	22,733	412,307	2,459	(20,808)	416,691

Operating income (loss)	(6,284)	46,371	2,252	—	42,339
Interest expense, net	(24,199)	(17,459)	(452)	—	(42,110)
Derivative income	310	—	—	—	310
Equity in income (loss) of subsidiaries	19,065	—	—	(19,065)	—
Income (loss) from continuing operations before income taxes	(11,108)	28,912	1,800	(19,065)	539
Income tax (provision) benefit	11,511	(10,983)	(664)	—	(136)
Income (loss) from continuining operations	403	17,929	1,136	(19,065)	403
Income (loss) of discontinued operations	(395)	(1,317)	—	1,317	(395)
Net income (loss)	$8	$16,612	$1,136	$(17,748)	$8

Consolidating condensed statements of cash flows for the six months ended October 27, 2013 and October 28, 2012 are as follows:

	Six Months Ended October 27, 2013
	Isle of Capri			Consolidating
	Casinos, Inc.		Non-	and	Isle of Capri
	(Parent	Guarantor	Guarantor	Eliminating	Casinos, Inc.
	Obligor)	Subsidiaries	Subsidiaries	Entries	Consolidated
Statement of Cash Flows
Net cash provided by (used in) operating activities	$(20,158)	$52,680	$(183)	$—	$32,339

Investing Activities:
Purchases of property and equipment, net of proceeds	(169)	(12,649)	(16,752)	—	(29,570)
Payments towards gaming license	—	—	(7,500)	—	(7,500)
Restricted cash and investments	—	—	1,198	—	1,198
Parent company investment in subsidiaries	13,491	—	—	(13,491)	—
Net cash provided by (used in) investing activities	13,322	(12,649)	(23,054)	(13,491)	(35,872)

Financing Activities:
Principal payments on debt	(30)	(200)	(75)	—	(305)
Net borrowings on line of credit	6,000	—	—	—	6,000
Payments of deferred financing costs	(673)	—	—	—	(673)
Net proceeds from (payments to) related parties	—	(43,043)	29,552	13,491	—
Net cash provided by (used in) financing activities	5,297	(43,243)	29,477	13,491	5,022

Net increase (decrease) in cash and cash equivalents	(1,539)	(3,212)	6,240	—	1,489
Cash and cash equivalents at beginning of period	6,914	57,268	4,287	—	68,469
Cash and cash equivalents at end of the period	$5,375	$54,056	$10,527	—	$69,958

	Six Months Ended October 28, 2012
	Isle of Capri			Consolidating
	Casinos, Inc.		Non-	and	Isle of Capri
	(Parent	Guarantor	Guarantor	Eliminating	Casinos, Inc.
	Obligor)	Subsidiaries	Subsidiaries	Entries	Consolidated
Statement of Cash Flows
Net cash provided by (used in) operating activities	$(16,621)	$65,922	$7,225	$—	$56,526

Investing Activities:
Purchases of property and equipment, net of proceeds	(458)	(88,639)	(422)	—	(89,519)
Payments towards gaming license	—	—	(5,000)	—	(5,000)
Restricted cash and investments	—	208	(720)	—	(512)
Parent company investment in subsidiaries	(34,770)	—	—	34,770	—
Net cash provided by (used in) investing activities	(35,228)	(88,431)	(6,142)	34,770	(95,031)

Financing Activities:
Principal payments on debt	(9,775)	(223)	(69)	—	(10,067)
Net borrowings on line of credit	38,000	—	—	—	38,000
Payments of deferred financing costs	(8,410)	—	—	—	(8,410)
Net proceeds from (payments to) related parties	—	34,005	765	(34,770)	—
Net cash provided by (used in) financing activities	19,815	33,782	696	(34,770)	19,523

Net increase (decrease) in cash and cash equivalents	(32,034)	11,273	1,779	—	(18,982)
Cash and cash equivalents at beginning of period	39,365	50,749	4,347	—	94,461
Cash and cash equivalents at end of the period	$7,331	$62,022	$6,126	$—	$75,479

11.  Commitments and Contingencies

Legal and Regulatory Proceedings— Our wholly owned subsidiary, Lady Luck Gaming Corporation, and several joint venture partners have been defendants in the Greek Civil Courts and the Greek Administrative Courts in similar lawsuits brought by the country of Greece. The actions alleged that the defendants failed to make specified payments in connection with the gaming license bid process for Patras, Greece. In the Civil Court lawsuit, the Civil Court of First Instance ruled in our favor and dismissed the lawsuit in 2001. The lawsuits continued through the appeals process and in October 2013, the Supreme Administrative Court rejected both lawsuits in a final and irrevocable decision which disposed of this matter completely.  As a result, during the three months ended October 27, 2013, we reversed a litigation accrual of $14,730, of which $7,351 was recorded as a reduction to operating expenses and $7,379 was recorded as a reduction to interest expense.

We were named as a defendant in a complaint filed in the Circuit Court for Broward County, Florida. The complaint alleged we sent unsolicited fax advertisements in violation of the Telephone Consumer Protection Act of 1991, as amended by the Junk Fax Prevention Act of 2005 (the “TCPA”), and sought to certify a class action.  The complaint sought statutory damages for alleged negligent and willful violations of the TCPA, attorneys’ fees, costs and injunction relief. In April 2013, we entered into a settlement agreement with the plaintiff and on May 22, 2013, the Court issued an order granting preliminary approval of the settlement and finalized its approval of the settlement in October 2013. Settlement of this matter was finalized during the three months ended October 27, 2013 and payments were within the Company’s reserves for this lawsuit.

We and our wholly-owned subsidiary, Riverboat Corporation of Mississippi - Vicksburg, are defendants in a lawsuit filed in the Circuit Court of Adams County, Mississippi by Silver Land, Inc., alleging breach of contract in connection with our 2006 sale of casino operations in Vicksburg, Mississippi, to a third party. In January 2011, the court ruled in favor of Silver Land and in September 2011 the court awarded damages of approximately $2,000, which we accrued.  We filed a notice of appeal in November 2011 and oral arguments were held in January 2013. In June 2013, the court of appeals reversed the trial court and ruled in our favor.  Silver Land filed a motion for a rehearing in July 2013, which was denied in November 2013.  Silver Land filed a Writ of Certiorari on November 19, 2013 seeking review by the Mississippi Supreme Court. We filed a response to Silver Land’s Writ and await a ruling from the Mississippi Supreme Court.  While the ultimate outcome of this matter is still in doubt and cannot be predicted with any degree of certainty, we intend to put forth a vigorous and appropriate defense of the favorable June 2013 ruling of the court of appeals as Silver Land continues to pursue its claim.

In October 2012, we opened our new casino in Cape Girardeau, Missouri. A subcontractor has filed a mechanics’ lien against our property resulting from a dispute between the subcontractor and our general contractor for the construction project. We demanded that the general contractor cause the lien to be bonded against or satisfied, however the general contractor has refused to do so and asserted that a portion of the subcontractor’s claim results from additional work directly requested by us. In October 2013, the subcontractor filed suit against our wholly-owned subsidiary IOC-Cape Girardeau, LLC, the general contractor and two other defendants alleging damages of approximately $4,600.  The outcome of this matter is still in doubt and cannot be predicted with any degree of certainty.  In the event that we incur any costs in connection with this matter, we do not believe that any such costs would be material, and if incurred, the settlement of construction costs would be capitalized.

Our wholly owned subsidiary, PPI, Inc., d/b/a Isle Casino Racing Pompano Park, has been named as a defendant in two collective action Fair Labor Standards Act claims in the U.S. District Court — Southern District of Florida.  The claims allege violations of tipping and tip-credit practices for certain employees.  The outcome of these matters is still in doubt and cannot be predicted.  In September 2013, the two actions were combined into one matter.  Discovery and participation in the combined suit is still pending.  We intend to continue to put forth a vigorous defense against the claims asserted in this matter.

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

Development Projects— On February 1, 2013, we signed an agreement with Tower Investments, Inc. to manage The Provence, the resort and casino on North Broad Street, Philadelphia, proposed by Tower Entertainment, LLC (the “Tower JV”), if the project is selected by the Pennsylvania Gaming Control Board (the “PGCB”). The Tower JV is one of five applicants for the final gaming license in Philadelphia. As part of our agreement with the Tower JV, we loaned $25,000 to the Tower JV in the form of a stand-by letter of credit issued for the purpose of securing the Pennsylvania gaming license fee relating to the project. The $25,000 letter of credit can only be drawn upon if the Tower JV is awarded the license. If the Tower JV is selected, we have the option to either 1) be repaid from the proceeds of permanent financing, or 2) convert the $25,000 loan into a minority investment in the Tower JV. The PGCB has announced that suitability hearings before the board have been scheduled for late January 2014.

12. Subsequent Event

On December 4, 2013, we entered into a definitive asset purchase agreement with Scott County Casino, LLC, to sell substantially all of the assets and for the assumption of certain liabilities related to our Rhythm City Casino located in Davenport, Iowa, for approximately $51,000, subject to working capital and certain other customary purchase price adjustments. The completion of the transaction is subject to applicable gaming regulatory approvals and other customary closing conditions.  We expect the sale to close early in calendar 2014. Our future financial statements will present the assets related to our Rhythm City Casino as held for sale and operating results as discontinued operations.  As of October 27, 2013, the carrying value of the assets included in the sale of the Rhythm City Casino consisted of approximately $2,500 in current assets and $11,300 in property and equipment and $1,000 in current liabilities assumed.  The Company had $38,000 of goodwill associated with the Rhythm City Casino as of October 27, 2013.

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

Executive Overview

We are a leading developer, owner and operator of branded gaming facilities and related dining, lodging and entertainment facilities in regional markets in the United States. We have sought and established geographic diversity to limit the risks caused by weather, regional economic difficulties, gaming tax rates and regulations of local gaming authorities. We currently operate casinos in Colorado, Florida, Iowa, Louisiana, Mississippi, Missouri and Pennsylvania. We also operate a harness racing track at our casino in Florida.

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

Items Impacting Income (Loss) from Continuing Operations— Significant items impacting our income (loss) from continuing operations during the periods ended October 27, 2013, and October 28, 2012 are as follows:

Legal Recoveries — During October 2013, we received a favorable appellant ruling in our Greece gaming license legal proceedings.  As a result of this favorable ruling, during the three months ended October 27, 2013, we reversed a litigation accrual of $14.7 million, of which $7.3 million was recorded as a reduction to operating expenses and $7.4 million was recorded as a reduction to interest expense.

Disruption — Our Black Hawk property’s attendance was negatively impacted by the severe weather and flooding in Colorado during September 2013.  Our Davenport property closed due to flooding from the night of June 28, 2013 to the afternoon of July 3, 2013. Our Boonville property was affected by power outages and was forced to close three times for a total of approximately 40 hours, of which two periods were over the key holidays of Father’s Day weekend and on the 4th of July. These disruptive events have had a negative impact on our operating results for the six months ended October 27, 2013.

During fiscal 2013, we remodeled our main hotel tower at our Lake Charles property and the casino floor at our Vicksburg property. As a result, certain areas of these properties may not have been accessible to our customers during the construction period resulting in a loss of revenues.  Construction was completed during fiscal 2013.

Casino Openings — We opened our Lady Luck Casino on the Nemacolin Woodlands Resort in Farmington, Pennsylvania on July 1, 2013 and our new Isle Casino in Cape Girardeau, Missouri on October 30, 2012.

Increased Competition — From time to time, new or expanded facilities by our competitors impact our results. For example, competition from a new casino in Natchez that opened at the end of December 2012 has negatively impacted our Natchez casino. Expansions by Arkansas based competitors have negatively impacted our Lula property.

Income Tax Provision — Our income tax provision from continuing operations was impacted by our estimate of annual taxable income for financial statement purposes, changes in the deferred tax liability attributable to indefinite lived intangibles, our percentage of permanent and other items in relation to such estimated income or loss, as well as changes in valuation allowances.  As a result, our tax provision was $1.4 million and $2.8 million for the three and six months ended October 27, 2013, respectively.

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

Results of Operations

Revenues and operating expenses for the three and six months ended October 27, 2013 and October 28, 2012 are as follows:

	Three Months Ended
	October 27,	October 28,		Percentage
(in thousands)	2013	2012	Variance	Variance
Revenues:
Casino	$257,928	$234,648	$23,280	9.9%
Rooms	8,713	8,328	385	4.6%
Food, beverage, pari-mutuel and other	33,728	30,437	3,291	10.8%
Gross revenues	300,369	273,413	26,956	9.9%
Less promotional allowances	(58,789)	(50,206)	(8,583)	17.1%
Net revenues	241,580	223,207	18,373	8.2%

Operating expenses:
Casino	41,267	36,802	4,465	12.1%
Gaming taxes	65,722	58,619	7,103	12.1%
Rooms	1,880	1,781	99	5.6%
Food, beverage, pari-mutuel and other	10,590	9,217	1,373	14.9%
Marine and facilities	14,802	13,888	914	6.6%
Marketing and administrative	61,844	56,464	5,380	9.5%
Corporate and development	7,386	10,777	(3,391)	-31.5%
Litigation accrual reversal	(7,351)	—	(7,351)	N/M
Preopening expense	—	2,654	(2,654)	N/M
Depreciation and amortization	21,102	16,850	4,252	25.2%
Total operating expenses	$217,242	$207,052	10,190	4.9%

	Six Months Ended
	October 27,	October 28,		Percentage
(in thousands)	2013	2012	Variance	Variance
Revenues:
Casino	$520,070	$484,917	$35,153	7.2%
Rooms	17,628	16,958	670	4.0%
Food, beverage, pari-mutuel and other	68,944	63,243	5,701	9.0%
Gross revenues	606,642	565,118	41,524	7.3%
Less promotional allowances	(117,333)	(106,088)	(11,245)	10.6%
Net revenues	489,309	459,030	30,279	6.6%

Operating expenses:
Casino	83,010	75,298	7,712	10.2%
Gaming taxes	131,698	120,247	11,451	9.5%
Rooms	3,789	3,554	235	6.6%
Food, beverage, pari-mutuel and other	21,659	19,321	2,338	12.1%
Marine and facilities	29,850	27,588	2,262	8.2%
Marketing and administrative	123,950	114,420	9,530	8.3%
Corporate and development	14,084	19,250	(5,166)	-26.8%
Litigation accrual reversal	(7,351)	—	(7,351)	N/M
Preopening expense	3,898	3,341	557	N/M
Depreciation and amortization	41,497	33,672	7,825	23.2%
Total operating expenses	$446,084	$416,691	29,393	7.1%

Casino — Casino revenues increased $23.3 million, or 9.9%, for the three months ended October 27, 2013, as compared to the same period in fiscal 2013. Excluding casino revenues of $13.9 million and $8.5 million at our Cape Girardeau and Nemacolin properties, respectively, casino revenues increased $0.9 million or 0.4%

compared to prior year.  Casino revenues increased $5.0 million at our Pompano property reflecting growth in market share and increased promotional spending. In addition, casino revenues increased at our Vicksburg and Lake Charles properties, by $2.2 million and $0.7 million, respectively, as these properties both had construction disruption during the same period in fiscal 2013.  These increases were offset by decreases at our Natchez, Lula and Kansas City properties of $1.3 million, $1.0 million, and $0.8 million, respectively, as a result of increased competition. In addition, our Caruthersville property’s casino revenues decreased by $1.0 million as the property has been impacted by the opening of our Cape Girardeau property.

Casino operating expenses increased $4.5 million, or 12.1%, for the three months ended October 27, 2013, as compared to the same period in the prior fiscal year. Excluding casino operating expenses of $4.1 million at our Cape Girardeau and Nemacolin properties, casino expenses increased $0.4 million, or 1.1%.

Casino revenues increased $35.2 million, or 7.2%, for the six months ended October 27, 2013, as compared to the same period in fiscal 2013. Excluding casino revenues of $28.2 million and $10.9 million at our Cape Girardeau and Nemacolin properties, respectively, casino revenues decreased $3.9 million or 0.8% compared to prior year.  Casino revenues increased at our Pompano and Vicksburg properties by $8.7 million and $2.4 million, respectively, offset by decreases at Natchez, Lula and Kansas City of $7.1 million due to increased competition and decreases at Boonville and Davenport of $4.6 million, due to disruptions during the period.

Casino operating expenses increased $7.7 million, or 10.2%, for the six months ended October 27, 2013, as compared to the same period in the prior fiscal year.  Excluding casino operating expenses of $7.1 million at our Cape Girardeau and Nemacolin properties, casino expenses increased $0.6 million or 0.8%.

Gaming Taxes — State and local gaming taxes increased $7.1 million, or 12.1%, and $11.5 million or 9.5%, for the three and six months ended October 27, 2013, respectively, as compared to the same period in the prior fiscal year.  Excluding gaming taxes at our Cape Girardeau and Nemacolin properties of $7.1 million and $12.3 million for the three and six months ended October 27, 2013, respectively, gaming taxes were flat for the three month period and decreased by $0.8 million or 0.7% for the six month period, which is commensurate with casino revenues.

Rooms — Rooms revenue increased $0.4 million, or 4.6%, and $0.7 million or 4.0% for the three and six months ended October 27, 2013, respectively, as compared to the same period in the prior fiscal year.  This is a direct result of the increase of Lake Charles revenue for the periods due to the completion of the hotel renovation during fiscal 2013.  Rooms expense increased commensurate with the increase in rooms revenue.

Food, Beverage, Pari-Mutuel and Other — Food, beverage, pari-mutuel and other revenues increased $3.3 million, or 10.8%, and $5.7 million, or 9.0% for the three and six months ended October 27, 2013, respectively, as compared to the same periods in the prior fiscal year. The increases included $2.7 million and $4.9 million for the three and six month periods, respectively, which was due to our Cape Girardeau and Nemacolin properties.

Food, beverage, pari-mutuel and other expenses increased $1.4 million, or 14.9%, and $2.3 million or 12.1% for the three and six months ended October 27, 2013, as compared to the same periods in the prior fiscal year. The increases included $1.0 million and $1.8 million for the three and six month periods, respectively, which was due to our Cape Girardeau and Nemacolin properties.

Promotional Allowances — Promotional allowances increased $8.6 million, or 17.1%, for the three months ended October 27, 2013, which included promotional allowances of $4.6 million at our Cape Girardeau and Nemacolin properties.  The Pompano and Vicksburg properties’ promotional allowances increased $4.2 million which helped contribute to their increase in casino revenues.

Promotional allowances increased $11.2 million, or 10.6%, for the six months ended October 27, 2013, which included promotional allowances of $7.1 million at our Cape Girardeau and Nemacolin properties and a $6.2 million increase at our Pompano and Vicksburg properties.

Marine and Facilities —  Marine and facilities expenses increased $0.9 million, or 6.6%, for the three months ended October 27, 2013 as compared to the same period in the prior fiscal year. Excluding marine and facilities expense for our Cape Girardeau and Nemacolin properties of $1.2 million, marine and facilities expense decreased by $0.3 million or 1.8%.

Marine and facilities expenses increased $2.3 million, or 8.2%, for the six months ended October 27, 2013 as compared to the same period in the prior fiscal year. Excluding marine and facilities expense for our Cape Girardeau and Nemacolin properties of $2.2 million, marine and facilities expense were relatively unchanged.

Marketing and Administrative —  Marketing and administrative expenses increased $5.4 million, or 9.5%, for the three months ended October 27, 2013 as compared to the same period in the prior fiscal year. Excluding marketing and administrative expenses of $6.9 million at our Cape Girardeau and Nemacolin properties, marketing and administrative expenses decreased $1.5 million, or 2.7% due to changes in our marketing programs.

Marketing and administrative expenses increased $9.5 million, or 8.3%, for the six months ended October 27, 2013 as compared to the same period in the prior fiscal year. Excluding marketing and administrative expenses of $11.6 million at our Cape Girardeau and Nemacolin properties, marketing and administrative expenses decreased $2.1 million, or 1.9% due to changes in our marketing programs.

Corporate and Development — During the three months ended October 27, 2013, our corporate and development expenses decreased $3.4 million from the same period in the prior fiscal year.  The prior period included non-recurring debt refinancing costs of $1.5 million and increased legal expenses of $1.0 million.

During the six months ended October 27, 2013, our corporate and development expenses decreased $5.2 million compared to the same period in the prior fiscal year.  The six months ended October 27, 2013 includes a gain of $1.0 million from the sale of our corporate aircraft and the prior six month period included $1.5 million of non-recurring debt refinancing costs and $1.0 million of increased legal expenses.  The remaining decrease is due to other savings achieved through cost reduction initiatives.

Depreciation and Amortization — Depreciation and amortization expense for the three and six months ended October 27, 2013 increased $4.3 million and $7.8 million, respectively, and is related to the depreciation at our Cape Girardeau and Nemacolin properties.

Other Income (Expense) and Income Taxes

Interest expense, interest income, derivative income and income tax (provision) benefit for the three and six months ended October 27, 2013 and October 28, 2012 are as follows:

	Three Months Ended
	October 27,	October 28,		Percentage
(in thousands)	2013	2012	Variance	Variance

Interest expense	$(15,194)	$(21,985)	$6,791	-30.9%
Interest income	84	131	(47)	-35.9%
Derivative income	168	176	(8)	-4.5%
Income tax (provision) benefit	(1,359)	1,182	(2,541)	-215.0%

	Six Months Ended
	October 27,	October 28,		Percentage
(in thousands)	2013	2012	Variance	Variance

Interest expense	$(37,852)	$(42,416)	$4,564	-10.8%
Interest income	174	306	(132)	-43.1%
Derivative income	398	310	88	28.4%
Income tax provision	(2,770)	(136)	(2,634)	1936.8%

Interest Expense — Interest expense decreased by $6.8 million and $4.6 million for the three and six months ended October 27, 2013, respectively, as compared to the same periods in the prior fiscal year. This change primarily reflects the reversal of $7.4 million in interest expense related to the Greek litigation proceedings.  This decrease was offset by the additional interest associated with the senior notes issued in August 2012 and March 2013, as well as the reduction of capitalized interest during fiscal 2014 compared to fiscal 2013.

Liquidity and Capital Resources

Cash Flows from Operating Activities - During the six months ended October 27, 2013, we generated $32.3 million in cash flows from operating activities compared to generating $56.5 million during the six months ended October 28, 2012. The year over year decrease in cash flows from operating activities is primarily the result of working capital changes associated with construction activities and other accounts payable. Additionally, the cash flows from operating activities for the first six months of fiscal 2013 includes the collection of $7.5 million of insurance receivables related to flooding during fiscal 2012.

Cash Flows used in Investing Activities - During the six months ended October 27, 2013, we used $35.9 million for investing activities compared to using $95.0 million during the six months ended October 28, 2012. Significant investing activities for the six months ended October 27, 2013 included capital expenditures of $30.7 million, of which $17.7 million related to Nemacolin, as well as an additional $7.5 million toward a Nemacolin table gaming license.  These outflows were offset by $1.2 million of cash inflows from the change in restricted cash and investments and $1.2 million in proceeds from the sale of property and equipment.  Significant investing activities for the six months ended October 28, 2012 included capital expenditures of $89.6 million, of which $60.2 million related to Cape Girardeau, as well as $5 million towards a Nemacolin slot license.

Cash Flows used in Financing Activities — During the six months ended October 27, 2013, our net cash flows provided from financing activities were primarily from $6.0 million in borrowings under our Credit Facility.  During the six months ended October 28, 2012, our net cash flows provided by financing activities were $19.5 million, including $38.0 million in borrowings under our Credit Facility, debt repayments of $10.1 million and payments for deferred financing costs of $8.4 million.

Availability of Cash and Additional Capital - At October 27, 2013, we had cash and cash equivalents of $70.0 million and marketable securities of $25.1 million. As of October 27, 2013, we had $160.9 million in outstanding revolving credit borrowings under our Credit Facility and our net line of credit availability was approximately $104.0 million.

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

In June 2013, we completed the construction of Lady Luck Nemacolin, a new casino at the Nemacolin Woodlands Resort in Western Pennsylvania, and our casino opened July 1, 2013. To date, we have expended $54.8 million, including licensing fees of $12.5 million.

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

For a discussion of our significant accounting policies and estimates, please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations and Notes to Consolidated Financial Statements presented in our 2013 Annual Report on Form 10-K. There were no newly identified significant accounting estimates in the second quarter of fiscal year 2014, nor were there any material changes to the critical accounting policies and estimates set forth in our 2013 Annual Report.

ITEM 3.                         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss arising from adverse changes in market rates and prices, including interest rates, commodity prices and equity prices. Our primary exposure to market risk is interest rate risk associated with the Isle of Capri Casinos, Inc. senior secured credit facility (“Credit Facility”).

ITEM 4.  CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of October 27, 2013.  Based on this evaluation, our

Chief Executive Officer and Chief Financial Officer have concluded that, as of October 27, 2013, our disclosure controls and procedures were effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports we file or submit under the Exchange Act of 1934 and such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in our internal controls over financial reporting during the fiscal quarter ended October 27, 2013, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.                         LEGAL PROCEEDINGS

A reference is made to the information contained in Footnote 10 of our unaudited condensed consolidated financial statements included herein, which is incorporated herein by reference.

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

ISLE OF CAPRI CASINOS, INC.

Dated: December 5, 2013	/s/ DALE R. BLACK
Dale R. Black
Chief Financial Officer
(Principal Financial Officer and Authorized Officer)

EXHIBIT NUMBER	DESCRIPTION

31.1	Certification of Chief Executive Officer pursuant to Rule 13a—14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a—14(a) under the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

101

The following financial statements and notes from the Isle of Capri Casinos, Inc. Quarterly Report on Form 10-Q as of and for the three and six months ended October 27, 2013, filed on December 5, 2013, formatted in XBRL: (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statement of Comprehensive Income; (iv) Consolidated Statements of Stockholders’ Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text.