Form 10-Q
period 2014-01-26
ISLE OF CAPRI CASINOS INC
filed 2014-03-04
CIK 863015

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 26, 2014

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

As of February 28, 2014, the Company had a total of 39,829,177 shares of Common Stock outstanding (which excludes 2,236,971 shares held by us in treasury).

PART I—FINANCIAL INFORMATION

ITEM 1.                         FINANCIAL STATEMENTS

ISLE OF CAPRI CASINOS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	January 26,	April 28,
	2014	2013
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$68,422	$68,469
Marketable securities	25,477	25,520
Accounts receivable, net	10,115	11,077
Income taxes receivable	5,550	4,789
Deferred income taxes	2,027	1,573
Prepaid expenses and other assets	24,553	20,872
Assets held for sale	49,654	—
Total current assets	185,798	132,300
Property and equipment, net	987,968	1,034,026
Other assets:
Goodwill	242,795	280,803
Other intangible assets, net	67,377	60,748
Deferred financing costs, net	24,559	27,230
Restricted cash and investments	9,796	11,417
Prepaid deposits and other	5,015	7,075
Total assets	$1,523,308	$1,553,599
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$438	$415
Accounts payable	17,622	34,533
Accrued liabilities:
Payroll and related	34,977	35,093
Property and other taxes	20,141	21,340
Interest	20,533	18,502
Progressive jackpots and slot club awards	16,369	16,579
Other	29,686	29,337
Liabilities related to assets held for sale	1,196	—
Total current liabilities	140,962	155,799
Long-term debt, less current maturities	1,146,366	1,156,469
Deferred income taxes	33,895	43,104
Other accrued liabilities	19,393	33,303
Other long-term liabilities	22,671	22,514
Stockholders’ equity:
Preferred stock, $.01 par value; 2,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value; 60,000,000 shares authorized; shares issued: 42,066,148 at January 26, 2014 and April 28, 2013	421	421
Class B common stock, $.01 par value; 3,000,000 shares authorized; none issued		—
Additional paid-in capital	246,938	246,214
Retained earnings (deficit)	(60,395)	(74,227)
Accumulated other comprehensive (loss) income	—	(247)
	186,964	172,161
Treasury stock, 2,236,971 shares at January 26, 2014 and 2,470,128 at April 28, 2013	(26,943)	(29,751)
Total stockholders’ equity	160,021	142,410
Total liabilities and stockholders’ equity	$1,523,308	$1,553,599

See notes to the consolidated financial statements.

ISLE OF CAPRI CASINOS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	January 26,	January 27,	January 26,	January 27,
	2014	2013	2014	2013
Revenues:
Casino	$235,843	$236,727	$733,185	$696,583
Rooms	6,933	6,830	24,560	23,788
Food, beverage, pari-mutuel and other	32,404	31,571	99,123	92,054
Gross revenues	275,180	275,128	856,868	812,425
Less promotional allowances	(50,990)	(47,111)	(163,044)	(146,414)
Net revenues	224,190	228,017	693,824	666,011
Operating expenses:
Casino	38,354	37,644	118,414	109,809
Gaming taxes	60,324	59,888	185,454	172,988
Rooms	1,448	1,398	5,221	4,934
Food, beverage, pari-mutuel and other	10,608	10,700	31,724	29,398
Marine and facilities	13,967	13,477	42,969	40,161
Marketing and administrative	56,120	58,690	175,010	168,140
Corporate and development	7,230	7,506	21,314	26,757
Litigation accrual reversals	(1,979)	—	(9,330)	—
Preopening expense	—	978	3,898	4,319
Depreciation and amortization	20,171	18,805	60,495	51,402
Total operating expenses	206,243	209,086	635,169	607,908
Operating income	17,947	18,931	58,655	58,103
Interest expense	(21,910)	(22,005)	(59,758)	(64,414)
Interest income	84	100	260	406
Derivative income	—	222	398	532

Loss from continuing operations before income taxes	(3,879)	(2,752)	(445)	(5,373)
Income tax benefit	13,270	302	10,499	166
Income (loss) from continuing operations	9,391	(2,450)	10,054	(5,207)
Income from discontinued operations, net of income taxes	1,266	264	3,778	3,029
Net income (loss)	$10,657	$(2,186)	$13,832	$(2,178)

Income (loss) per common share-basic and dilutive:
Income (loss) from continuing operations	$0.24	$(0.06)	$0.25	$(0.13)
Income from discontinued operations, net of income taxes	0.03	—	0.10	0.07
Net income (loss)	$0.27	$(0.06)	$0.35	$(0.06)

Weighted average basic shares	39,828,740	39,488,480	39,699,295	39,280,965
Weighted average diluted shares	39,911,715	39,488,480	39,758,965	39,280,965

See notes to the consolidated financial statements.

ISLE OF CAPRI CASINOS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands, except share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	January 26,	January 27,	January 26,	January 27,
	2014	2013	2014	2013
Net income (loss)	$10,657	$(2,186)	$13,832	$(2,178)
Other comprehensive income, net of tax:
Deferred hedge adjustment, net of income tax provision of $149 for the nine months ended January 26, 2014, and $90 and $268 for the three and nine months ended January 27, 2013, respectively	—	148	247	445
Unrealized gain on interest rate cap contracts, net of income tax provision of $8 for the nine months ended January 27, 2013	—	—	—	14
Other comprehensive income	—	148	247	459
Comprehensive income (loss)	$10,657	$(2,038)	$14,079	$(1,719)

See notes to the consolidated financial statements.

ISLE OF CAPRI CASINOS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share amounts)

(Unaudited)

					Accum.
					Other
					Compre-
	Shares of		Additional	Retained	hensive		Total
	Common	Common	Paid-in	Earnings	Income	Treasury	Stockholders’
	Stock	Stock	Capital	(Deficit)	(Loss)	Stock	Equity
Balance, April 28, 2013	42,066,148	$421	$246,214	$(74,227)	$(247)	$(29,751)	$142,410
Net income	—	—	—	13,832	—	—	13,832
Other comprehensive income, net of tax	—	—	—	—	247	—	247
Issuance of restricted stock from treasury stock, net of forfeitures	—	—	(2,808)	—	—	2,808	—
Stock compensation expense	—	—	3,532	—	—	—	3,532
Balance, January 26, 2014	42,066,148	$421	$246,938	$(60,395)	$—	$(26,943)	$160,021

See notes to the consolidated financial statements.

ISLE OF CAPRI CASINOS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended
	January 26,	January 27,
	2014	2013
Operating activities:
Net income (loss)	$13,832	$(2,178)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	61,857	53,062
Amortization and write-off of deferred financing costs	3,344	4,220
Amortization of debt discount	180	163
Deferred income taxes	(9,812)	(1,178)
Stock compensation expense	3,532	4,079
Litigation accrual reversals	(16,953)	—
Valuation allowance	—	1,500
Gain on derivative instruments	(398)	(532)
(Gain) loss on disposal of assets	(1,002)	2
Changes in operating assets and liabilities:
Marketable securities	43	(194)
Accounts receivable	927	(2,072)
Insurance receivable	—	7,497
Income taxes receivable	(761)	(2,248)
Prepaid expenses and other assets	(2,129)	(4,477)
Accrued interest	2,823	5,297
Accounts payable and accrued liabilities	(7,028)	16,571
Net cash provided by operating activities	48,455	79,512

Investing activities:
Purchase of property and equipment	(32,941)	(123,604)
Proceeds from asset sales, net	1,156	33,234
Payment towards gaming licenses	(7,500)	(5,000)
Restricted cash and investments	1,717	(560)
Net cash used in investing activities	(37,568)	(95,930)

Financing activities:
Principal payments on debt	(361)	(361,366)
Proceeds from the issuance of long-term debt	—	350,000
Net borrowings (repayments) on line of credit	(9,900)	10,000
Payment of deferred financing costs	(673)	(8,847)
Net cash used in financing activities	(10,934)	(10,213)

Net decrease in cash and cash equivalents	(47)	(26,631)
Cash and cash equivalents, beginning of period	68,469	94,461
Cash and cash equivalents, end of the period	$68,422	$67,830

See notes to the consolidated financial statements.

ISLE OF CAPRI CASINOS, INC.

Notes to Consolidated Financial Statements

(amounts in thousands, except share and per share amounts)

(Unaudited)

1.  Nature of Operations

Isle of Capri Casinos, Inc., a Delaware corporation, was incorporated in February 1990. Except where otherwise noted, the words “we,” “us,” “our” and similar terms, as well as “Company,” refer to Isle of Capri Casinos, Inc. and all of its subsidiaries. We are a developer, owner and operator of branded gaming facilities and related lodging and entertainment facilities in markets throughout the United States. As of January 26, 2014, our wholly owned subsidiaries owned or operated sixteen casino gaming facilities in the United States located in Black Hawk, Colorado; Pompano Beach, Florida; Bettendorf, Davenport, Marquette and Waterloo, Iowa; Lake Charles, Louisiana; Lula, Natchez and Vicksburg, Mississippi; Boonville, Cape Girardeau, Caruthersville and Kansas City, Missouri; and Nemacolin, Pennsylvania.

2.  Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) and in accordance with accounting principles generally accepted in the United States of America for interim financial reporting. Accordingly, certain information and note disclosures normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States have been omitted. In managements’ opinion, the accompanying interim consolidated financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of the results presented. The accompanying interim consolidated financial statements have been prepared without audit. The results for interim periods are not necessarily indicative of results that may be expected for any other interim period or for the full year. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended April 28, 2013 as filed with the SEC and all of our other filings, including Current Reports on Form 8-K, filed with the SEC after such date and through the date of this report, which are available on the SEC’s website at www.sec.gov or our website at www.islecorp.com.

Our fiscal year ends on the last Sunday in April. Periodically, this system necessitates a 53-week year.  Fiscal 2014 and 2013 are both 52-week years, which commenced on April 29, 2013 and April 30, 2012, respectively.

The consolidated financial statements include our accounts and those of our subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. Certain reclassifications have been made to prior period financial statements to conform to the current period presentation. We view each property as an operating segment and all such operating segments have been aggregated into one reporting segment.

We evaluated all subsequent events through the date of the issuance of the consolidated financial statements. Other than the sale of our Davenport, Iowa casino operations as disclosed in Note 3 and the reversal of the litigation accrual as disclosed in Note 11, no material subsequent events have occurred that required recognition in the consolidated financial statements.

3. Discontinued Operations

On December 4, 2013, we entered into a definitive asset purchase agreement to sell substantially all of the assets and for the assumption of certain liabilities related to our casino located in Davenport, Iowa, (“Davenport”) for approximately $51,000, net of cash on hand of $2,150, and subject to working capital and certain other customary purchase price adjustments. As a result, certain balance sheet items related to Davenport have been classified as held for sale, and the results of operations for all periods are presented as discontinued operations. The sale was completed on February 3, 2014 and the net cash proceeds were utilized to repay borrowings under our Credit Facility.

In addition to Davenport, in fiscal 2013, our discontinued operations include the results of our Biloxi, Mississippi casino which was sold in November 2012. The results of our discontinued operations are summarized as follows:

	Three Months Ended		Nine Months Ended
	January 26,	January 27,	January 26,	January 27,
	2014	2013	2014	2013
Net revenues	$8,864	$14,574	$28,539	$67,221
Pretax income from discontinued operations	1,441	264	3,953	3,029
Income tax provision from discontinued operations	(175)	—	(175)	—
Income from discontinued operations	1,266	264	3,778	3,029

The assets held for sale and liabilities related to those assets are as follows:

January 26,
2014
Current assets:
Accounts receivable, net	$36
Prepaid expenses and other assets	386
Total current assets	422
Property and equipment, net	11,199
Goodwill	38,008
Prepaid deposits and other	25
Total assets	49,654

Current liabilities
Accounts payable	626
Other accrued liabilities	570
Total current liabilities	1,196

Net assets	$48,458

During the nine months ended January 27, 2013, we recorded a $1,500 valuation allowance for our Biloxi operations reflecting a credit against the purchase price to satisfy our obligation to repair the property after Hurricane Isaac, as required by the purchase agreement.

4.  Long-Term Debt

Long-term debt consists of the following:

	January 26,	April 28,
	2014	2013
Senior Secured Credit Facility, interest payable at least quarterly at either LIBOR and/or prime plus a margin	$145,000	$154,900
5.875% Senior Notes, interest payable semi-annually March 15 and September 15	350,000	350,000
7.75% Senior Notes, interest payable semi-annually March 15 and September 15, net of discount	298,426	298,246
8.875% Senior Subordinated Notes, interest payable semi-annually June 15 and December 15	350,000	350,000
Other	3,378	3,738
	1,146,804	1,156,884
Less current maturities	438	415
Long-term debt	$1,146,366	$1,156,469

Senior Secured Credit Facility—Our Senior Secured Credit Facility, as amended and restated (“Credit Facility”), matures April 19, 2018 and consists of a $300,000 revolving line of credit. The Credit Facility is secured on a first priority basis by substantially all of our assets and is guaranteed by substantially all of our significant subsidiaries. In July 2013, we entered into an agreement amending our Credit Facility to, among other things, modify our maximum allowed leverage and minimum interest coverage ratio covenants.  As a result, we capitalized new deferred financing costs of $673 during the nine months ended January 26, 2014.

Our net revolving line of credit availability at January 26, 2014, as limited by our borrowings, was approximately $120,000, after consideration of approximately $35,100 in outstanding letters of credit. We have an annual commitment fee related to the unused portion of the Credit Facility of up to 0.55% which is included in interest expense in the accompanying consolidated statements of operations. The weighted average effective interest rates of the Credit Facility for the nine months ended January 26, 2014 was 4.05%.

The Credit Facility includes a number of affirmative and negative covenants, as well as certain financial covenants including maintenance of a total leverage ratio, senior secured leverage ratio and minimum interest coverage ratio. The Credit Facility also restricts our ability to make certain investments or distributions. We were in compliance with the covenants as of January 26, 2014.

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

8.875% Senior Subordinated Notes — In August 2012, we issued $350,000 of 8.875% Senior Subordinated Notes due 2020 (“8.875% Senior Subordinated Notes”).  The 8.875% Senior Subordinated Notes are general unsecured obligations and rank junior to all of our senior indebtedness. The 8.875% Senior Subordinated Notes are redeemable, in whole or in part, at our option at any time on or after June 15, 2016, with call premiums as defined in the indenture governing the 8.875% Senior Subordinated Notes.

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

5.  Earnings Per Share

The following table sets forth the computation of basic and diluted earnings (loss) per share:

	Three Months Ended		Nine Months Ended
	January 26,	January 27,	January 26,	January 27,
	2014	2013	2014	2013
Numerator:
Income (loss) applicable to common shares:
Income (loss) from continuing operations	$9,391	$(2,450)	$10,054	$(5,207)
Income from discontinued operations	1,266	264	3,778	3,029
Net income (loss)	$10,657	$(2,186)	$13,832	$(2,178)

Denominator:
Denominator for basic income (loss) per share - weighted average shares	39,828,740	39,488,480	39,699,295	39,280,965
Effect of dilutive securities
Employee stock options	54,508	—	50,181	—
Restricted stock units	28,467	—	9,489	—
Denominator for diluted income (loss) per share - adjusted weighted average shares and assumed conversions	39,911,715	39,488,480	39,758,965	39,280,965

Basic income (loss) per share:
Income (loss) from continuing operations	$0.24	$(0.06)	$0.25	$(0.13)
Income from discontinued operations	0.03	—	0.10	0.07
Net income (loss)	$0.27	$(0.06)	$0.35	$(0.06)

Diluted income (loss) per share:
Income (loss) from continuing operations	$0.24	$(0.06)	$0.25	$(0.13)
Income from discontinued operations	0.03	—	0.10	0.07
Net income (loss)	$0.27	$(0.06)	$0.35	$(0.06)

Our basic earnings (loss) per share are computed by dividing net income (loss) by the weighted average number of shares outstanding for the period. For the three and nine months ended January 26, 2014, stock options representing 753,860 shares, which are anti-dilutive, were excluded from the calculation of common shares for the diluted loss per share.  For the three and nine months ended January 26, 2014, restricted stock units of 1,332,740, have been excluded from the calculation as the market performance condition related to those restricted stock units has not been achieved.

Due to the loss from continuing operations for the three and nine months ended January 27, 2013, stock options representing 18,041 and 22,206 shares, which are potentially dilutive, and 1,009,160 and 1,009,160 shares, which are anti-dilutive, were excluded from the calculation of common shares for diluted loss per share for the respective periods.  For the three and nine months ended January 27, 2013, restricted stock units of 1,714,286 were excluded from the calculation as the market performance condition related to those restricted stock units had not been achieved.

6.  Stock Based Compensation

Under our Amended and Restated 2009 Long Term Stock Incentive Plan we have issued restricted stock units, restricted stock and stock options.

Restricted Stock Units—During fiscal 2013, we granted restricted stock units (“RSUs”) containing market performance conditions which will determine the ultimate amount of RSUs, if any, to be awarded up to 1,714,286 shares.  Any RSUs earned will vest 50% on April 26, 2015 and 50% on April 26, 2016.  The fair value of these RSUs was determined utilizing a lattice pricing model which considers a range of assumptions including volatility and risk-free interest rates.  The aggregate compensation cost related to these RSUs is $4,932 to be recognized over the vesting periods. As of January 26, 2014, our unrecognized compensation cost for these RSUs is $2,635.

Restricted Stock —During the three months ended January 26, 2014, we issued 39,789 shares of restricted stock with a weighted average grant-date fair value of $7.66 to employees.  During the nine months ended January 26, 2014, we issued 127,883 shares of restricted stock with a weighted average grant-date fair value of $7.78 to employees and 148,360 shares of restricted stock with a weighted-average grant date fair value of $7.62 to directors.  Restricted stock awarded to employees under annual long-term incentive grants primarily vests one-third on each anniversary of the grant date and for directors vests one-half on the grant date and one-half on the first anniversary of the grant date. Our aggregate estimate of forfeitures for restricted stock for employees and directors is 9% and 0%, respectively. As of January 26, 2014, our unrecognized compensation cost for unvested restricted stock is $1,683 with a remaining weighted average vesting period of 0.98 years.

7.  Fair Value

Our interest rate swap derivative agreement matured in September 2013.  The fair value of our interest swap contract was previously recorded using Level 3 inputs at the present value of all expected future cash flows based on the LIBOR-based swap yield curve as of the date of the valuation.

The following table presents the changes in Level 3 liabilities measured at fair value on a recurring basis:

	Three Months Ended		Nine Months Ended
	January 26,	January 27,	January 26,	January 27,
Interest Rate Hedges	2014	2013	2014	2013
Beginning Balance	$—	$(1,708)	$(794)	$(2,493)
Realized gains	—	460	794	1,245
Ending Balance	$—	$(1,248)	$—	$(1,248)

Financial Instruments - The estimated carrying amounts and fair values of our other financial instruments are as follows:

	January 26, 2014		April 28, 2013
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
Financial assets:
Cash and cash equivalents	$68,422	$68,422	$68,469	$68,469
Marketable securities	25,477	25,477	25,520	25,520
Accounts receivable	10,115	10,115	11,077	11,077
Restricted cash and investments	9,796	9,796	11,417	11,417

Financial liabilities:
Revolving line of credit	$145,000	$142,100	$154,900	$151,802
5.875% Senior notes	350,000	354,375	350,000	357,000
7.75% Senior notes	298,426	324,538	298,246	327,698
8.875% Senior subordinated notes	350,000	375,813	350,000	381,535
Other long-term debt	3,378	3,378	3,738	3,738
Other long-term obligations	22,671	22,671	22,514	22,514

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Cash and cash equivalents and accounts receivable are carried at cost, which approximates fair value, due to their short-term maturities.

Marketable securities include investments of $9,046 and $9,433, as of January 26, 2014 and April 28, 2013, respectively, based upon Level 1 inputs obtained from quoted prices available in active markets and investments of $16,431 and $16,087, as of January 26, 2014 and April 28, 2013, respectively, based upon Level 2 inputs obtained from quoted prices of identical assets in inactive markets or quoted prices for similar assets in active and inactive markets.  There were no transfers between Level 1 and Level 2 inputs during the nine months ended January 26, 2014.

Restricted cash and investments include restricted cash and investments of $4,470 and $3,979, as of January 26, 2014 and April 28, 2013, respectively, based upon Level 1 inputs obtained from quoted prices available in active markets and investments of $5,326 and $7,438, as of January 26, 2014 and April 28, 2013, respectively, based upon Level 2 inputs obtained from quoted prices of identical assets in inactive markets or quoted prices for similar assets in active and inactive markets.  There were no transfers between Level 1 and Level 2 inputs during the nine months ended January 26, 2014.

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

8.  Income Taxes

A summary of our effective income tax benefit from continuing operations is as follows:

	Three Months Ended		Nine Months Ended
	January 26,	January 27,	January 26,	January 27,
	2014	2013	2014	2013
Federal taxes at the statutory rate	$1,358	$963	$156	$1,881
State taxes	(45)	104	(492)	156
Permanent differences	(353)	(334)	(885)	(990)
Tax credits	570	350	1,082	1,050
Other	1,566	(76)	1,465	(96)
Valuation allowance	10,174	(705)	9,173	(1,835)
Income tax benefit from continuing operations	$13,270	$302	$10,499	$166

Our income tax benefit consists of 1) changes in the deferred tax liability attributable to indefinite lived intangibles, 2) changes in the valuation allowance placed upon our federal and state deferred tax assets including net operating loss carry forwards and tax credits, 3) expense for state jurisdictions where taxable income is generated without net operating loss carry forwards available, and 4) expense for unrecognized tax positions.

The assets and liabilities of Davenport were classified as held for sale as of January 26, 2014.  Davenport’s goodwill, previously treated as indefinite lived, now has a finite life.  The expected utilization of the deferred tax liability associated with this goodwill has resulted in the reversal of $11,993 of valuation allowances previously recognized in prior years.

Subsequent Event - At January 26, 2014, we had unrecognized tax benefits of $8,059 that related to positions taken on Mississippi income tax returns for the fiscal years ending April 2002 through April 2008. Included in this amount is principle of $4,072 and interest of $3,987.  The Mississippi Department of Revenues has challenged these positions, and the Supreme Court of Mississippi ruled in our favor on February 13, 2014.  The Mississippi Department of Revenue has the opportunity to request a rehearing with the Supreme Court of Mississippi.

9.  Supplemental Disclosures

Cash Flow — For the nine months ended January 26, 2014 and January 27, 2013, we made net cash interest payments of $61,139 and $57,239, respectively. Additionally, we received net income tax refunds of $93 and made net income tax payments of $3,073 during the nine months ended January 26, 2014 and January 27, 2013, respectively.

For the nine months ended January 26, 2014 and January 27, 2013, the accrued purchases of property and equipment in accounts payable decreased by $6,661 and $4,353, respectively.

For the nine months ended January 26, 2014 and January 27, 2013, we capitalized interest of $184 and $2,330, respectively.

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

During the nine months ended January 26, 2014, the IOC-PA, L.L.C. subsidiary changed designations from a Guarantor Subsidiary to a Non-Guarantor Subsidiary. All periods presented below reflect this change and the operations of IOC-PA, L.L.C as a Non-Guarantor Subsidiary.

Consolidating condensed balance sheets as of January 26, 2014 and April 28, 2013 are as follows:

	As of January 26, 2014
	Isle of Capri			Consolidating
	Casinos, Inc.		Non-	and	Isle of Capri
	(Parent	Guarantor	Guarantor	Eliminating	Casinos, Inc.
	Obligor)	Subsidiaries	Subsidiaries	Entries	Consolidated
Balance Sheet
Current assets	$22,517	$131,510	$34,171	$(2,400)	$185,798
Intercompany receivables	604,819	—	—	(604,819)	—
Investments in subsidiaries	669,916	(29,794)	—	(640,122)	—
Property and equipment, net	6,872	923,692	57,404	—	987,968
Other assets	53,973	281,712	29,812	(15,955)	349,542
Total assets	$1,358,097	$1,307,120	$121,387	$(1,263,296)	$1,523,308

Current liabilities	$45,749	$68,661	$28,952	$(2,400)	$140,962
Intercompany payables	—	559,276	45,543	(604,819)	—
Long-term debt, less current maturities	1,146,168	—	198	—	1,146,366
Other accrued liabilities	6,159	78,332	7,423	(15,955)	75,959
Stockholders’ equity	160,021	600,851	39,271	(640,122)	160,021
Total liabilities and stockholders’ equity	$1,358,097	$1,307,120	$121,387	$(1,263,296)	$1,523,308

	As of April 28, 2013
	Isle of Capri			Consolidating
	Casinos, Inc.		Non-	and	Isle of Capri
	(Parent	Guarantor	Guarantor	Eliminating	Casinos, Inc.
	Obligor)	Subsidiaries	Subsidiaries	Entries	Consolidated
Balance Sheet
Current assets	$19,176	$84,251	$28,922	$(49)	$132,300
Intercompany receivables	626,444	—	11,803	(638,247)	—
Investments in subsidiaries	643,257	(29,794)	—	(613,463)	—
Property and equipment, net	7,831	977,423	48,772	—	1,034,026
Other assets	50,958	317,800	23,955	(5,440)	387,273
Total assets	$1,347,666	$1,349,680	$113,452	$(1,257,199)	$1,553,599

Current liabilities	$43,139	$77,340	$35,368	$(48)	$155,799
Intercompany payables	—	613,248	25,000	(638,248)	—
Long-term debt, less current maturities	1,155,939	210	320	—	1,156,469
Other accrued liabilities	6,178	76,401	21,782	(5,440)	98,921
Stockholders’ equity	142,410	582,481	30,982	(613,463)	142,410
Total liabilities and stockholders’ equity	$1,347,666	$1,349,680	$113,452	$(1,257,199)	$1,553,599

Consolidating condensed statements of operations for the three and nine months ended January 26, 2014 and January 27, 2013 are as follows:

	For the Three Months Ended January 26, 2014
	Isle of Capri			Consolidating
	Casinos, Inc.		Non-	and	Isle of Capri
	(Parent	Guarantor	Guarantor	Eliminating	Casinos, Inc.
Statement of Operations	Obligor)	Subsidiaries	Subsidiaries	Entries	Consolidated
Revenues:
Casino	$—	$228,842	$7,001	$—	$235,843
Rooms, food, beverage, pari-mutuel and other	171	38,262	3,223	(2,319)	39,337
Management fee revenue	7,878	—	—	(7,878)	—
Gross revenues	8,049	267,104	10,224	(10,197)	275,180
Less promotional allowances	—	(49,171)	(1,819)	—	(50,990)
Net revenues	8,049	217,933	8,405	(10,197)	224,190

Operating expenses:
Casino	—	36,678	1,676	—	38,354
Gaming taxes	—	57,585	2,739	—	60,324
Rooms, food, beverage, pari-mutuel and other	7,433	78,833	5,426	(2,319)	89,373
Litigation accrual reversals	(1,979)	—	—	—	(1,979)
Management fee expense	—	7,578	300	(7,878)	—
Depreciation and amortization	385	18,227	1,559	—	20,171
Total operating expenses	5,839	198,901	11,700	(10,197)	206,243

Operating income (loss)	2,210	19,032	(3,295)	—	17,947
Interest (expense) income, net	(11,168)	(10,117)	(541)	—	(21,826)
Equity in income (loss) of subsidiaries	5,546	—	—	(5,546)	—
Income (loss) from continuing operations before income taxes	(3,412)	8,915	(3,836)	(5,546)	(3,879)
Income tax (provision) benefit	12,803	(1,095)	1,562	—	13,270
Income (loss) from continuining operations	9,391	7,820	(2,274)	(5,546)	9,391
Income (loss) of discontinued operations	1,266	937	—	(937)	1,266
Net income (loss)	$10,657	$8,757	$(2,274)	$(6,483)	$10,657

	For the Three Months Ended January 27, 2013
	Isle of Capri			Consolidating
	Casinos, Inc.		Non-	and	Isle of Capri
	(Parent	Guarantor	Guarantor	Eliminating	Casinos, Inc.
Statement of Operations	Obligor)	Subsidiaries	Subsidiaries	Entries	Consolidated
Revenues:
Casino	$—	$236,727	$—	$—	$236,727
Rooms, food, beverage, pari-mutuel and other	204	38,191	2,179	(2,173)	38,401
Management fee revenue	7,923	—	—	(7,923)	—
Gross revenues	8,127	274,918	2,179	(10,096)	275,128
Less promotional allowances	—	(47,111)	—	—	(47,111)
Net revenues	8,127	227,807	2,179	(10,096)	228,017

Operating expenses:
Casino	—	37,644	—	—	37,644
Gaming taxes	—	59,888	—	—	59,888
Rooms, food, beverage, pari-mutuel and other	7,490	84,975	2,457	(2,173)	92,749
Management fee expense	—	7,923	—	(7,923)	—
Depreciation and amortization	517	18,250	38	—	18,805
Total operating expenses	8,007	208,680	2,495	(10,096)	209,086

Operating income (loss)	120	19,127	(316)	—	18,931
Interest expense, net	(12,621)	(9,032)	(252)	—	(21,905)
Derivative income	222	—	—	—	222
Equity in income (loss) of subsidiaries	7,394	—	—	(7,394)	—
Income (loss) from continuing operations before income taxes	(4,885)	10,095	(568)	(7,394)	(2,752)
Income tax (provision) benefit	2,435	(2,355)	222	—	302
Income (loss) from continuining operations	(2,450)	7,740	(346)	(7,394)	(2,450)
Income (loss) of discontinued operations	264	(114)	—	114	264
Net income (loss)	$(2,186)	$7,626	$(346)	$(7,280)	$(2,186)

	For the Nine Months Ended January 26, 2014
	Isle of Capri			Consolidating
	Casinos, Inc.		Non-	and	Isle of Capri
	(Parent	Guarantor	Guarantor	Eliminating	Casinos, Inc.
Statement of Operations	Obligor)	Subsidiaries	Subsidiaries	Entries	Consolidated
Revenues:
Casino	$—	$715,259	$17,926	$—	$733,185
Rooms, food, beverage, pari-mutuel and other	525	121,036	9,108	(6,986)	123,683
Management fee revenue	23,933	—	—	(23,933)	—
Gross revenues	24,458	836,295	27,034	(30,919)	856,868
Less promotional allowances	—	(159,117)	(3,927)	—	(163,044)
Net revenues	24,458	677,178	23,107	(30,919)	693,824

Operating expenses:
Casino	—	114,217	4,197	—	118,414
Gaming taxes	—	178,230	7,224	—	185,454
Rooms, food, beverage, pari-mutuel and other	24,194	246,699	16,229	(6,986)	280,136
Litigation accrual reversals	(1,979)	—	(7,351)	—	(9,330)
Management fee expense	—	23,425	508	(23,933)	—
Depreciation and amortization	1,168	55,540	3,787	—	60,495
Total operating expenses	23,383	618,111	24,594	(30,919)	635,169

Operating income (loss)	1,075	59,067	(1,487)	—	58,655
Interest (expense) interest, net	(34,475)	(30,288)	5,265	—	(59,498)
Derivative income	398	—	—	—	398
Equity in income (loss) of subsidiaries	23,756	—	—	(23,756)	—
Income (loss) from continuing operations before income taxes	(9,246)	28,779	3,778	(23,756)	(445)
Income tax (provision) benefit	19,300	(13,312)	4,511	—	10,499
Income (loss) from continuining operations	10,054	15,467	8,289	(23,756)	10,054
Income (loss) of discontinued operations	3,778	2,714	—	(2,714)	3,778
Net income (loss)	$13,832	$18,181	$8,289	$(26,470)	$13,832

	For the Nine Months Ended January 27, 2013
	Isle of Capri			Consolidating
	Casinos, Inc.		Non-	and	Isle of Capri
	(Parent	Guarantor	Guarantor	Eliminating	Casinos, Inc.
Statement of Operations	Obligor)	Subsidiaries	Subsidiaries	Entries	Consolidated
Revenues:
Casino	$—	$696,583	$—	$—	$696,583
Rooms, food, beverage, pari-mutuel and other	546	115,279	6,890	(6,873)	115,842
Management fee revenue	23,205	—	—	(23,205)	—
Gross revenues	23,751	811,862	6,890	(30,078)	812,425
Less promotional allowances	—	(146,414)	—	—	(146,414)
Net revenues	23,751	665,448	6,890	(30,078)	666,011

Operating expenses:
Casino	—	109,809	—	—	109,809
Gaming taxes	—	172,988	—	—	172,988
Rooms, food, beverage, pari-mutuel and other	29,220	246,689	4,673	(6,873)	273,709
Management fee expense	—	23,205	—	(23,205)	—
Depreciation and amortization	1,522	49,599	281	—	51,402
Total operating expenses	30,742	602,290	4,954	(30,078)	607,908

Operating income (loss)	(6,991)	63,158	1,936	—	58,103
Interest expense, net	(36,820)	(26,484)	(704)	—	(64,008)
Derivative income	532	—	—	—	532
Equity in income (loss) of subsidiaries	24,126	—	—	(24,126)	—
Income (loss) from continuing operations before income taxes	(19,153)	36,674	1,232	(24,126)	(5,373)
Income tax (provision) benefit	13,946	(13,338)	(442)	—	166
Income (loss) from continuining operations	(5,207)	23,336	790	(24,126)	(5,207)
Income (loss) of discontinued operations	3,029	901	—	(901)	3,029
Net income (loss)	$(2,178)	$24,237	$790	$(25,027)	$(2,178)

Consolidating condensed statements of cash flows for the nine months ended January 26, 2014 and January 27, 2013 are as follows:

	Nine Months Ended January 26, 2014
	Isle of Capri			Consolidating
	Casinos, Inc.		Non-	and	Isle of Capri
	(Parent	Guarantor	Guarantor	Eliminating	Casinos, Inc.
	Obligor)	Subsidiaries	Subsidiaries	Entries	Consolidated
Statement of Cash Flows
Net cash provided by (used in) operating activities	$(14,541)	$66,779	$(3,783)	$—	$48,455

Investing Activities:
Purchases of property and equipment, net of proceeds	(253)	(15,067)	(17,621)	—	(32,941)
Proceeds from sales of assets, net	—	34	1,122	—	1,156
Payments towards gaming license	—	—	(7,500)	—	(7,500)
Restricted cash and investments	—	—	1,717	—	1,717
Parent company investment in subsidiaries	21,625	—	—	(21,625)	—
Net cash provided by (used in) investing activities	21,372	(15,033)	(22,282)	(21,625)	(37,568)

Financing Activities:
Principal payments on debt	(47)	(200)	(114)	—	(361)
Net repayments on line of credit	(9,900)	—	—	—	(9,900)
Payments of deferred financing costs	(673)	—	—	—	(673)
Net proceeds from (payments to) related parties	—	(53,973)	32,348	21,625	—
Net cash provided by (used in) financing activities	(10,620)	(54,173)	32,234	21,625	(10,934)

Net increase (decrease) in cash and cash equivalents	(3,789)	(2,427)	6,169	—	(47)
Cash and cash equivalents at beginning of period	6,914	57,268	4,287	—	68,469
Cash and cash equivalents at end of the period	$3,125	$54,841	$10,456	—	$68,422

	Nine Months Ended January 27, 2013
	Isle of Capri			Consolidating
	Casinos, Inc.		Non-	and	Isle of Capri
	(Parent	Guarantor	Guarantor	Eliminating	Casinos, Inc.
	Obligor)	Subsidiaries	Subsidiaries	Entries	Consolidated
Statement of Cash Flows
Net cash provided by (used in) operating activities	$(46,926)	$126,002	$436	$—	$79,512

Investing Activities:
Purchases of property and equipment, net of proceeds	(791)	(118,919)	(3,894)	—	(123,604)
Proceeds from sales of assets, net	—	33,234	—	—	33,234
Payments towards gaming license	—	—	(5,000)	—	(5,000)
Restricted cash and investments	—	218	(778)	—	(560)
Parent company investment in subsidiaries	28,736	—	—	(28,736)	—
Net cash provided by (used in) investing activities	27,945	(85,467)	(9,672)	(28,736)	(95,930)

Financing Activities:
Principal payments on debt	(361,025)	(237)	(104)	—	(361,366)
Proceeds from the issuance of long-term debt	350,000	—	—	—	350,000
Net borrowings on line of credit	10,000	—	—	—	10,000
Payments of deferred financing costs	(8,847)	—	—	—	(8,847)
Net proceeds from (payments to) related parties	—	(37,566)	8,830	28,736	—
Net cash provided by (used in) financing activities	(9,872)	(37,803)	8,726	28,736	(10,213)

Net increase (decrease) in cash and cash equivalents	(28,853)	2,732	(510)	—	(26,631)
Cash and cash equivalents at beginning of period	39,365	50,749	4,347	—	94,461
Cash and cash equivalents at end of the period	$10,512	$53,481	$3,837	$—	$67,830

11.  Commitments and Contingencies

Legal and Regulatory Proceedings— We and our wholly-owned subsidiary, Riverboat Corporation of Mississippi - Vicksburg, were defendants in a lawsuit filed in the Circuit Court of Adams County, Mississippi by Silver Land, Inc., alleging breach of contract in connection with our 2006 sale of casino operations in Vicksburg, Mississippi.  The court originally ruled in favor of Silver Land and awarded damages of $1,979, which we accrued.  We appealed the decision and in June 2013 the court of appeals reversed the trial court and ruled in our favor.  Silver Land filed a Petition for Writ of Certiorari in November 2013 requesting review by the Mississippi Supreme Court. On February 20, 2014, the Mississippi Supreme Court denied Silver Land’s request, which effectively disposes of this matter in its entirety.  As a result, during the three and nine months ended January 26, 2014, we reversed a litigation accrual of $2,223, of which $1,979 was recorded as a reduction to operating expenses and $244 was recorded as a reduction to interest expense.

Our wholly owned subsidiary, Lady Luck Gaming Corporation, and several joint venture partners were defendants in the Greek Civil Courts and the Greek Administrative Courts in similar lawsuits brought by the country of Greece. The actions alleged that the defendants failed to make specified payments in connection with the gaming license bid process for Patras, Greece. In the Civil Court lawsuit, the Civil Court of First Instance ruled in our favor and dismissed the lawsuit in 2001. The lawsuits continued through the appeals process and in October 2013, the Supreme Administrative Court rejected both lawsuits which disposed of this matter completely.  As a result, during the nine months ended January 26, 2014, we reversed a litigation accrual of $14,730, of which $7,351 was recorded as a reduction to operating expenses and $7,379 was recorded as a reduction to interest expense.

We were named as a defendant in a complaint filed in the Circuit Court for Broward County, Florida. The complaint alleged we sent unsolicited fax advertisements in violation of the Telephone Consumer Protection Act of 1991, as amended by the Junk Fax Prevention Act of 2005 (the “TCPA”), and sought to certify a class action.  The complaint sought statutory damages for alleged negligent and willful violations of the TCPA, attorneys’ fees, costs and injunction relief. In April 2013, we entered into a settlement agreement with the plaintiff and on May 22, 2013, the Court issued an order granting preliminary approval of the settlement and finalized its approval of the settlement in October 2013. Settlement of this matter was finalized during the nine months ended January 26, 2014 and payments were within the Company’s reserves for this lawsuit.

In October 2012, we opened our new casino in Cape Girardeau, Missouri. A subcontractor filed a mechanics’ lien against our property resulting from a dispute between the subcontractor and our general contractor for the construction project. We demanded that the general contractor cause the lien to be bonded against or satisfied, however the general contractor refused to do so and asserted that a portion of the subcontractor’s claim results from additional work directly requested by us. In October 2013, the subcontractor filed suit against our wholly-owned subsidiary IOC-Cape Girardeau, LLC, the general contractor and two other defendants alleging various contract and equitable claims and seeking damages of approximately $4,600.  The outcome of this matter is still in doubt and cannot be predicted with any degree of certainty.  In the event that we incur any costs in connection with this matter, we do not believe that any such costs would be material, and if incurred, the settlement of construction costs would be capitalized.

In April 2013, our wholly owned subsidiary, PPI, Inc., d/b/a Isle Casino Racing Pompano Park, was named as a defendant in a collective action matter in the U.S. District Court — Southern District of Florida.  The claim alleges tipping and tip-credit violations of the Fair Labor Standards Act for certain employees.  The outcome of this matter is still in doubt and cannot be predicted.  We intend to continue to put forth a vigorous defense against the claim asserted in this matter.

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

Development Projects— On February 1, 2013, we signed an agreement with Tower Investments, Inc. to manage The Provence, the resort and casino on North Broad Street, Philadelphia, proposed by Tower Entertainment, LLC (the “Tower JV”), if the project is selected by the Pennsylvania Gaming Control Board (the “PGCB”). The Tower JV is one of five applicants for the final gaming license in Philadelphia. As part of our agreement with the Tower JV, we agreed to loan $25,000 to the Tower JV for the purpose of securing the Pennsylvania gaming license fee relating to the project. The commitment for the loan is secured by a stand by letter of credit, which can only be drawn upon if the Tower JV is awarded the license. If the Tower JV is selected, we have the option to either 1) be repaid from the proceeds of permanent financing, or 2) convert the $25,000 loan into a minority investment in the Tower JV. The PGCB indicated that they expect to announce a decision with respect to the license in April 2014.

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

Items Impacting Income (Loss) from Continuing Operations— Significant items impacting our income (loss) from continuing operations during the periods ended January 26, 2014, and January 27, 2013 are as follows:

Legal Recoveries — On February 20, 2014, we received a favorable ruling in our Silver Land legal proceedings.  As a result, during the three and nine months ended January 26, 2014, we reversed a litigation accrual of $2.2 million, of which $2.0 million was recorded as a reduction to operating expenses and $0.2 million was recorded as a reduction to interest expense.

During October 2013, we received a favorable ruling in our Greece gaming license legal proceedings.  As a result, during the nine months ended January 26, 2014, we reversed a litigation accrual of $14.7 million, of which $7.3 million was recorded as a reduction to operating expenses and $7.4 million was recorded as a reduction to interest expense.

Disruption — Several of our properties’ operating results have been impacted during the nine months ended January 26, 2014 by disruption as follows:

•                  Severe winter weather negatively impacted visitation and revenues at several of our casinos in December 2013 and January 2014.

•                  Our Black Hawk property’s attendance was negatively impacted by the severe weather and flooding in Colorado during September 2013.

•                  Our Boonville property was affected by power outages and was forced to close three times for a total of approximately 40 hours, of which two periods were over the key holidays of Father’s Day weekend and on the 4th of July.

During fiscal 2013, we remodeled our main hotel tower at our Lake Charles property and the casino floor at our Vicksburg property. As a result, certain areas of these properties may not have been accessible to our customers during the construction period resulting in a loss of revenues.  Construction was substantially completed during the three months ended January 27, 2013.

Casino Openings — We opened our Lady Luck Casino on the Nemacolin Woodlands Resort in Farmington, Pennsylvania on July 1, 2013 and our Isle Casino in Cape Girardeau, Missouri on October 30, 2012.

Increased Competition — From time to time, new or expanded facilities by our competitors impact our results. For example, competition from a new casino in Natchez that opened at the end of December 2012 has negatively impacted our Natchez casino. Expansions by Arkansas based competitors have negatively impacted our Lula property.

Income Tax Benefit — During the nine months ended January 26, 2014, we reversed a valuation allowance of $12.0 million as a result of our Davenport sale and the change in the status of the indefinite lived intangible assets. Our income tax benefit from continuing operations was impacted by our estimate of annual taxable income for financial statement purposes, changes in the deferred tax liability attributable to indefinite lived intangibles, our percentage of permanent and other items in relation to such estimated income or loss, as well as changes in valuation allowances.  As a result, our tax benefit from continuing operations was $13.3 million and $10.5 million for the three and nine months ended January 26, 2014, respectively.

Discontinued Operations

Sale of Davenport — On December 4, 2013, we entered into a definitive asset purchase agreement to sell substantially all of the assets and for the assumption of certain liabilities related to our casino located in Davenport, Iowa, (“Davenport”) for approximately $51.0 million, net of cash on hand of $2.2 million, and subject to working capital and certain other customary purchase price adjustments. As a result, certain balance sheet items related to Davenport have been classified as held for sale, and the results of operations for all periods are presented as discontinued operations. The sale was completed on February 3, 2014 and the net cash proceeds were utilized to repay borrowings under our Credit Facility.

Sale of Biloxi — On November 29, 2012, we completed the sale of our Biloxi, Mississippi casino operations.  During the nine months ended January 27, 2013, we recorded a $1.5 million valuation allowance reflecting a credit against the purchase price to satisfy our obligation to repair the property after Hurricane Isaac, as required by the purchase agreement.

Results of Operations

Revenues and operating expenses for the three and nine months ended January 26, 2014 and January 27, 2013 are as follows:

	Three Months Ended
	January 26,	January 27,		Percentage
(in thousands)	2014	2013	Variance	Variance
Revenues:
Casino	$235,843	$236,727	$(884)	-0.4%
Rooms	6,933	6,830	103	1.5%
Food, beverage, pari-mutuel and other	32,404	31,571	833	2.6%
Gross revenues	275,180	275,128	52	0.0%
Less promotional allowances	(50,990)	(47,111)	(3,879)	8.2%
Net revenues	224,190	228,017	(3,827)	-1.7%

Operating expenses:
Casino	38,354	37,644	710	1.9%
Gaming taxes	60,324	59,888	436	0.7%
Rooms	1,448	1,398	50	3.6%
Food, beverage, pari-mutuel and other	10,608	10,700	(92)	-0.9%
Marine and facilities	13,967	13,477	490	3.6%
Marketing and administrative	56,120	58,690	(2,570)	-4.4%
Corporate and development	7,230	7,506	(276)	-3.7%
Litigation accrual reversals	(1,979)	—	(1,979)	N/M
Preopening expense	—	978	(978)	N/M
Depreciation and amortization	20,171	18,805	1,366	7.3%
Total operating expenses	$206,243	$209,086	(2,843)	-1.4%

	Nine Months Ended
	January 26,	January 27,		Percentage
(in thousands)	2014	2013	Variance	Variance
Revenues:
Casino	$733,185	$696,583	$36,602	5.3%
Rooms	24,560	23,788	772	3.2%
Food, beverage, pari-mutuel and other	99,123	92,054	7,069	7.7%
Gross revenues	856,868	812,425	44,443	5.5%
Less promotional allowances	(163,044)	(146,414)	(16,630)	11.4%
Net revenues	693,824	666,011	27,813	4.2%

Operating expenses:
Casino	118,414	109,809	8,605	7.8%
Gaming taxes	185,454	172,988	12,466	7.2%
Rooms	5,221	4,934	287	5.8%
Food, beverage, pari-mutuel and other	31,724	29,398	2,326	7.9%
Marine and facilities	42,969	40,161	2,808	7.0%
Marketing and administrative	175,010	168,140	6,870	4.1%
Corporate and development	21,314	26,757	(5,443)	-20.3%
Litigation accrual reversals	(9,330)	—	(9,330)	N/M
Preopening expense	3,898	4,319	(421)	N/M
Depreciation and amortization	60,495	51,402	9,093	17.7%
Total operating expenses	$635,169	$607,908	27,261	4.5%

Casino — Casino revenues decreased $0.9 million, or 0.4%, for the three months ended January 26, 2014, as compared to the same period in fiscal 2013. Excluding casino revenues of $7.0 million at our Nemacolin property, casino revenues decreased $7.9 million or 3.3% compared to prior year.  Casino revenues decreased at our Iowa and Kansas City properties by $3.4 million and $1.8 million, respectively, due to the combination of severe winter weather and market conditions in fiscal 2014 as compared to fiscal 2013.  Our Cape Girardeau property decreased by $1.8 million due to inclement weather and the impact of initial heightened visitation in fiscal 2013 due to the opening of the property. In addition, our Natchez property decreased by $1.5 million as a result of market conditions. These decreases were offset by increased revenues of $3.0 million at our Pompano property which were driven by focused marketing efforts.

Casino operating expenses increased $0.7 million, or 1.9%, for the three months ended January 26, 2014, as compared to the same period in the prior fiscal year. Excluding casino operating expenses of $1.7 million at our Nemacolin properties, casino expenses decreased $1.0 million, or 2.6% commensurate with casino revenues.

Casino revenues increased $36.6 million, or 5.3%, for the nine months ended January 26, 2014, as compared to the same period in fiscal 2013. Excluding casino revenues of $28.2 million and $17.9 million at our Cape Girardeau and Nemacolin properties, respectively, during the comparative period for which they were not open during the prior year, our casino revenues decreased $9.5 million, or 13.6%.  Casino revenues decreased at our Natchez, Lula and Kansas City properties by $10.7 million due to market conditions and weather and decreased at our Iowa and Boonville properties due to weather and disruptions of $5.7 million and $3.1 million, respectively.  These decreases were offset by increases at our Pompano property of $11.6 million which were driven by focused marketing efforts.

Casino operating expenses increased $8.6 million, or 7.8%, for the nine months ended January 26, 2014, as compared to the same period in the prior fiscal year.  Excluding casino operating expenses of $8.8 million at our Cape Girardeau and Nemacolin properties during the comparative period for which they were not open during the prior year, casino expenses decreased $0.2 million commensurate with casino revenues.

Gaming Taxes — State and local gaming taxes decreased $0.4 million, or 0.7%, and increased $12.5 million, or 7.2%, for the three and nine months ended January 26, 2014, respectively, as compared to the same period in the prior fiscal year.  The increase during the nine months ended January 26, 2014 was commensurate with casino revenues.

Rooms — Rooms revenue increased $0.1 million, or 1.5%, and $0.8 million, or 3.2%, for the three and nine months ended January 26, 2014, respectively, as compared to the same period in the prior fiscal year.  This is a result of the increase in Lake Charles revenue for the periods due to the completion of the hotel renovation during the three months ended January 27, 2013.  Rooms expense increased commensurate with the increase in rooms revenue.

Food, Beverage, Pari-Mutuel and Other — Food, beverage, pari-mutuel and other revenues increased $0.8 million, or 2.6%, and $7.1 million, or 7.7%, for the three and nine months ended January 26, 2014, respectively, as compared to the same periods in the prior fiscal year. The increases included $0.9 million for our Nemacolin property for the three month period and $5.8 million for our Cape Girardeau and Nemacolin properties for the comparative period for which they were not open during the prior year.

Food, beverage, pari-mutuel and other expenses were flat for the three months ended January 27, 2014 and increased $2.3 million, or 7.9%, for the nine months ended January 27, 2014, as compared to the same periods in the prior fiscal year. The increase during the nine month period included $2.1 million of expense at our Cape Girardeau and Nemacolin properties for the comparative period for which they were not open during the prior year.

Promotional Allowances — Promotional allowances increased $3.9 million, or 8.2%, for the three months ended January 26, 2014, which included promotional allowances of $1.8 million at our Nemacolin property.  The Pompano property’s promotional allowances increased $1.2 million which helped contribute to their increase in casino revenues.

Promotional allowances increased $16.6 million, or 11.4%, for the nine months ended January 26, 2014, which included promotional allowances of $8.9 million at our Cape Girardeau and Nemacolin properties for the comparative period for which they were not open during the prior year and a $6.0 million increase at our Pompano property which helped contribute to their increase in casino revenues.

Marine and Facilities —  Marine and facilities expenses increased $0.5 million, or 3.6%, for the three months ended January 26, 2014 as compared to the same period in the prior fiscal year. Excluding facilities expense for our Nemacolin property of $0.3 million, marine and facilities expense increased by $0.2 million or 1.1%.

Marine and facilities expenses increased $2.8 million, or 7.0%, for the nine months ended January 26, 2014 as compared to the same period in the prior fiscal year. Excluding marine and facilities expense for our Cape Girardeau and Nemacolin properties of $2.5 million for the comparative period for which they were not open during the prior year, marine and facilities expense were relatively unchanged.

Marketing and Administrative —  Marketing and administrative expenses decreased $2.6 million, or 4.4%, for the three months ended January 26, 2014 as compared to the same period in the prior fiscal year. Excluding marketing and administrative expenses of $2.7 million at our Nemacolin property, marketing and administrative expenses decreased $5.3 million, or 9.0%, due to changes in our marketing programs as well as savings from cost reduction initiatives.

Marketing and administrative expenses increased $6.9 million, or 4.1%, for the nine months ended January 26, 2014 as compared to the same period in the prior fiscal year. Excluding marketing and administrative expenses of $14.4 million at our Cape Girardeau and Nemacolin properties for the comparative period for which they were not open during the prior year, marketing and administrative expenses decreased $7.5 million, or 4.5%, due to changes in our marketing programs as well as savings from cost reduction initiatives.

Corporate and Development — During the three months ended January 26, 2014, our corporate and development expenses decreased $0.3 million, or 3.7%, from the same period in the prior fiscal year due to savings from cost reduction initiatives.

During the nine months ended January 26, 2014, our corporate and development expenses decreased $5.4 million, or 20.3%, compared to the same period in the prior fiscal year.  The nine months ended January 26, 2014 includes a gain of $1.0 million from the sale of our corporate aircraft and the prior nine month period included $1.5 million of non-recurring debt refinancing costs and $1.0 million of increased legal expenses.  The remaining decrease is due to other savings achieved through cost reduction initiatives.

Depreciation and Amortization — Depreciation and amortization expense for the three and nine months ended January 26, 2014 increased $1.4 million and $9.1 million, respectively, and is related to the depreciation at our Cape Girardeau and Nemacolin properties.

Other Income (Expense) and Income Taxes

Interest expense, interest income, derivative income and income tax benefit for the three and nine months ended January 26, 2014 and January 27, 2013 are as follows:

	Three Months Ended
	January 26,	January 27,		Percentage
(in thousands)	2014	2013	Variance	Variance

Interest expense	$(21,910)	$(22,005)	$95	-0.4%
Interest income	84	100	(16)	-16.0%
Derivative income	—	222	(222)	-100.0%
Income tax benefit	13,270	302	12,968	4294.0%

	Nine Months Ended
	January 26,	January 27,		Percentage
(in thousands)	2014	2013	Variance	Variance

Interest expense	$(59,758)	$(64,414)	$4,656	-7.2%
Interest income	260	406	(146)	-36.0%
Derivative income	398	532	(134)	-25.2%
Income tax benefit	10,499	166	10,333	6224.7%

Interest Expense — Interest expense decreased by $0.1 million and $4.7 million for the three and nine months ended January 26, 2014, respectively, as compared to the same periods in the prior fiscal year. This change primarily reflects the reversal of $0.2 million in interest expense related to the Silver Land legal proceedings during the three month period and the reversal of $7.4 million in interest expense related to the Greek litigation proceedings during the nine month period.  This decrease was offset by the additional interest associated with the senior notes issued in August 2012 and March 2013, as well as the reduction of capitalized interest during fiscal 2014 compared to fiscal 2013.

Liquidity and Capital Resources

Cash Flows from Operating Activities - During the nine months ended January 26, 2014, we generated $48.5 million in cash flows from operating activities compared to generating $79.5 million during the nine months ended January 27, 2013. The year over year decrease in cash flows from operating activities is the result of business volumes and working capital changes. Additionally, the cash flows from operating activities for the first nine months of fiscal 2013 includes the collection of $7.5 million of insurance receivables related to flooding during fiscal 2012.

Cash Flows used in Investing Activities - During the nine months ended January 26, 2014, we used $37.6 million for investing activities compared to using $95.9 million during the nine months ended January 27, 2013. Significant investing activities for the nine months ended January 26, 2014 included capital expenditures of $32.9 million, of which $17.4 million related to Nemacolin, as well as an additional $7.5 million toward a Nemacolin table gaming license.  These outflows were offset by $1.7 million of cash inflows from the change in restricted cash and investments and $1.2 million in proceeds from the sale of property and equipment.

Significant investing activities for the nine months ended January 27, 2013 included capital expenditures of $123.6 million, of which $83.1 million related to Cape Girardeau and Nemacolin as well as an additional $5.0 million toward a Nemacolin slot license. Cash generated from investing activities primarily consists of net proceeds from the sale of our casino in Biloxi, Mississippi of $33.2 million.

Cash Flows used in Financing Activities — During the nine months ended January 26, 2014, our net cash flows used in financing activities were primarily from repayments of $9.9 million of borrowings under our Credit Facility.  During the nine months ended January 27, 2013, our net cash flows used in financing activities were $10.2 million, including repayments of $357.3 million of our 7% senior subordinated notes, repayments of $4.1 million in other long-term debt, proceeds of $350 million from the issuance of our 8.875% senior subordinated notes, $10.0 million in net borrowings under the revolving line of credit and payments for deferred financing costs of $8.8 million.

Availability of Cash and Additional Capital - At January 26, 2014, we had cash and cash equivalents of $68.4 million and marketable securities of $25.5 million. As of January 26, 2014, we had $145.0 million in outstanding revolving credit borrowings under our Credit Facility and our net line of credit availability was approximately $120.0 million.

We completed the sale of our Rhythm City casino in Davenport, Iowa, on February 3, 2014, and received approximately $50 million in net proceeds.  We have utilized the proceeds to reduce borrowings under our Credit Facility.

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

In June 2013, we completed the construction of Lady Luck Nemacolin, a new casino at the Nemacolin Woodlands Resort in Western Pennsylvania, and our casino opened July 1, 2013. To date, we have expended $54.6 million, including licensing fees of $12.5 million.

On February 1, 2013, we signed an agreement with Tower Investments, Inc. to manage The Provence, the resort and casino on North Broad Street, Philadelphia, proposed by Tower Entertainment, LLC (the “Tower JV”), if the project is selected by the Pennsylvania Gaming Control Board.  The Tower JV is one of six applicants for the final gaming license in Philadelphia. As part of our agreement with the Tower JV, we committed to loan $25 million to the Tower JV for the purpose of securing the Pennsylvania gaming license fee relating to the project.  The commitment for the loan is secured by a stand by letter of credit, which can only be drawn upon if the Tower JV is awarded the license. If the Tower JV is selected, we have the option to either 1) be repaid from the proceeds of permanent financing or 2) convert the $25 million loan into a minority investment in the Tower JV.

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

For a discussion of our significant accounting policies and estimates, please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations and Notes to Consolidated Financial Statements presented in our 2013 Annual Report on Form 10-K. There were no newly identified significant accounting estimates in the third quarter of fiscal year 2014, nor were there any material changes to the critical accounting policies and estimates set forth in our 2013 Annual Report.

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

ITEM 4.   CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of January 26, 2014.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of January 26, 2014, our disclosure controls and procedures were effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports we file or submit under the Exchange Act of 1934 and such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in our internal controls over financial reporting during the fiscal quarter ended January 26, 2014, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.                         LEGAL PROCEEDINGS

A reference is made to the information contained in Footnote 11 of our unaudited consolidated financial statements included herein, which is incorporated herein by reference.

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

ISLE OF CAPRI CASINOS, INC.

Dated: March 4, 2014	/s/ DALE R. BLACK
Dale R. Black
Chief Financial Officer
(Principal Financial Officer and Authorized Officer)

EXHIBIT NUMBER	DESCRIPTION

31.1	Certification of Chief Executive Officer pursuant to Rule 13a—14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a—14(a) under the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

101

The following financial statements and notes from the Isle of Capri Casinos, Inc. Quarterly Report on Form 10-Q as of and for the three and nine months ended January 26, 2014, filed on March 4, 2014, formatted in XBRL: (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statement of Comprehensive Income; (iv) Consolidated Statements of Stockholders’ Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text.