Form 10-K
period 2014-04-27
ISLE OF CAPRI CASINOS INC
filed 2014-06-23
CIK 863015

Use these links to rapidly review the document

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended April 27, 2014
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number 0-20538

ISLE OF CAPRI CASINOS, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	41-1659606 (I.R.S. Employer Identification Number)
600 Emerson Road, Suite 300, St. Louis, Missouri (Address of principal executive offices)	63141 (Zip Code)

Registrant's telephone number, including area code: (314) 813-9200

Securities Registered Pursuant to Section 12(b) of the Act:

Common Stock, $.01 Par Value Per Share	NASDAQ
(Title of Class)	(Name of each exchange on which registered)

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

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

          The aggregate market value of the voting and non-voting stock held by non-affiliates(1) of the Company is $179,448,232, based on the last reported sale price of $7.73 per share on October 25, 2013 on the NASDAQ Stock Market; multiplied by 23,214,519 shares of Common Stock outstanding and held by non-affiliates of the Company on such date.

          As of June 19, 2014, the Company had a total of 39,829,177 shares of Common Stock outstanding (which excludes 2,236,971 shares held by us in treasury).

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

ISLE OF CAPRI CASINOS, INC.

FORM 10-K

INDEX

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

        This Annual Report contains statements that we believe are, or may be considered to be, "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical fact included in this Annual Report regarding the prospects of our industry or our prospects, plans, financial position or business strategy, may constitute forward-looking statements. In addition, forward-looking statements generally can be identified by the use of forward-looking words such as "may," "will," "expect," "intend," "estimate," "foresee," "project," "anticipate," "believe," "plans," "forecasts," "continue" or "could" or the negatives of these terms or variations of them or similar terms. Furthermore, such forward-looking statements may be included in various filings that we make with the SEC or press releases or oral statements made by or with the approval of one of our authorized executive officers. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we cannot assure you that these expectations will prove to be correct and are not guarantees of future performance. These forward-looking statements are subject to certain known and unknown risks and uncertainties, as well as assumptions that could cause actual results to differ materially from those reflected in these forward-looking statements. Factors that might cause actual results to differ include, but are not limited to, those discussed in the section entitled "Risk Factors" beginning on page 11 of this report. Readers are cautioned not to place undue reliance on any forward-looking statements contained herein, which reflect management's opinions only as of the date hereof. Except as required by law, we undertake no obligation to revise or publicly release the results of any revision to any forward-looking statements. You are advised, however, to consult any additional disclosures we make in our reports to the SEC. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements contained in this Annual Report.

PART I

ITEM 1.    BUSINESS

  Overview

        We are a developer, owner and operator of regional gaming facilities and related dining, lodging and entertainment facilities in the United States. We currently own or operate 15 gaming and entertainment facilities in Colorado, Florida, Iowa, Louisiana, Mississippi, Missouri and Pennsylvania. Collectively, these properties feature approximately 12,800 slot machines and over 300 table games (including approximately 80 poker tables) over 2,300 hotel rooms and more than 45 restaurants. We also operate a harness racing track at our casino in Florida. Our portfolio of properties provides us with a diverse geographic footprint that minimizes geographically concentrated risks caused by weather, regional economic difficulties, gaming tax rates and regulations imposed by local gaming authorities.

        We operate under two brands, Isle and Lady Luck. Isle-branded facilities are generally in larger markets with a regional draw and offer expanded amenities, whereas Lady Luck-branded facilities are typically in smaller markets drawing primarily from a local customer base. Our senior management team has over 200 collective years of experience spanning 20 states, and multiple foreign jurisdictions. This team has established and executed against a strategic plan for growth focusing on three core principles, (1) focused fiscal discipline, (2) restyled customer experiences, and (3) a renewed asset base.

        1. Focused Fiscal Discipline—We believe that our business benefits from a cost-effective approach to creating valuable customer experiences. We focus on fiscal discipline by utilizing technology and our customer research platform, responsibly reducing our cost structure and identifying opportunities for operating efficiencies at our properties.

        We continually strive to find ways to make our business processes more efficient and have consistently reduced our operating costs. In fiscal 2014, we undertook a company-wide effort to identify a variety of cost savings measures to improve our operating performance and have implemented measures that we believe are on a run rate to reduce our costs by over $12 million annually.

        Since fiscal 2008, when the current management joined the Company, we have reduced our debt by approximately $440 million, or 29%, through the disciplined application of our free cash flow and a series of financing transactions. We plan to maintain this discipline through continued efforts to further reduce our cost structure, applying cost discipline in the evaluation and execution of future capital projects, and actively managing our capital structure.

        2. Restyled Customer Experiences—We focus on customer satisfaction and delivering superior guest experiences by providing popular gaming, dining and entertainment experiences that are designed to exceed customer expectations in a clean, safe, friendly and fun environment. We have introduced initiatives to increase customer time on device, refreshed several of our casino floors, introduced an improved loyalty program, and have introduced several targeted non-gaming amenities.

        These non-gaming amenities have included the development of several custom food, beverage and entertainment offerings, including the introduction of Lone Wolf bars and Otis and Henry's restaurants, a buffet concept called Farmer's Pick focused on locally-sourced, fresh food, and a live entertainment series, Jester's Jam. The Lone Wolf and Otis & Henry's are open in seven of our properties and Farmer's Pick Buffets are now open in Pompano, Waterloo, Vicksburg, Boonville and Cape Girardeau. In fiscal 2015, we expect to complete the introduction of our enhanced customer loyalty program, the Fan Club, at the four remaining properties aimed to attract new customers and increase visitation from our current customers.

        3. Renewed Asset Base—We believe our long-term success will depend substantially upon increasing the quality, reach and scope of our operating portfolio, including targeted development projects, rebranding projects, identifying profitable growth opportunities and, where appropriate, asset sales.

        On July 1, 2013, we opened our Lady Luck-branded facility at the Nemacolin Woodlands Resort in Pennsylvania. On October 30, 2012, we opened our Isle-branded gaming and entertainment facility in Cape Girardeau, Missouri, two months ahead of the original schedule. We are also partnered with Tower Entertainment, LLC, to manage and operate the proposed casino entertainment complex dubbed, The Provence, if selected for licensure by the Pennsylvania Gaming Control Board.

        We have monetized non-core assets, including the sale of the Rhythm City Casino in Davenport, Iowa, in February 2014, our former Biloxi facility in November 2012 and the sale of the second license at our Lake Charles facility in February 2012.

        In addition to the items discussed above, we plan to continue to refresh our hotel room product, pursue third-party development partners for additional hotel and restaurant concepts, consider opportunistic monetization of non-core operating assets and renovate select facilities to improve our product offerings.

Casino Properties

        The following is an overview of our casino properties as of April 27, 2014:

Property	Date Acquired or Opened	Slot Machines	Table Games	Hotel Rooms	Parking Spaces
Colorado
Isle Casino Hotel-Black Hawk	December 1998	1,080	35	238	1,100
Lady Luck Casino-Black Hawk	April 2003	501	15	164	1,200
Florida
Pompano Park	July 1995/April 2007	1,482	41	—	3,800
Iowa
Bettendorf	March 2000	975	21	514	2,057
Marquette	March 2000	541	8	—	475
Waterloo	June 2007	951	27	195	1,500
Louisiana
Lake Charles	July 1995	1,216	48	493	2,539
Mississippi
Lula	March 2000	912	20	485	1,611
Natchez	March 2000	536	6	141	675
Vicksburg	June 2010	595	8	—	977
Missouri
Boonville	December 2001	934	20	140	1,101
Cape Girardeau	October 2012	921	27	—	1,049
Caruthersville	June 2007	547	11	—	1,000
Kansas City	June 2000	1,058	18	—	1,685
Pennsylvania
Nemacolin	July 2013	582	28	—	800

		12,831	333	2,370	21,569

  Colorado

  Isle Casino Hotel-Black Hawk

        Isle Casino Hotel-Black Hawk commenced operations in December 1998, is located on an approximately 10-acre site and is one of the first gaming facilities reached by customers arriving from Denver via Highway 119, the main thoroughfare connecting Denver to Black Hawk. The property includes a land-based casino with 1,080 slot machines, 24 standard table games, an 11 table poker room, a 238-room hotel and 1,100 parking spaces in an attached parking garage. Isle Casino Hotel-Black Hawk also offers customers three restaurants, including a 128-seat Farraddays restaurant, a 270-seat Calypso's buffet and a 42-seat Tradewinds Marketplace. The property also has approximately 5,000 square feet of flex space that can be used for meetings and special events.

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

        When casinos having multiple gaming licenses in the same building are combined, the Black Hawk/Central City market consists of 24 gaming facilities (seven of which have more than 500 slot machines), which in aggregate, generated gaming revenues of approximately $617 million in the twelve months ended April 2014. Our Black Hawk properties generated casino revenues for fiscal 2014 of approximately $129 million. Black Hawk is the closest gaming market to the Denver, Colorado metropolitan area, which has a population of approximately 3.1 million and is located approximately 40 miles east of Black Hawk and serves as the primary feeder market for Black Hawk.

  Florida

  Pompano

        In 1995, we acquired Pompano Park, a harness racing track located in Pompano Beach, Florida and opened the casino in April 2007. Pompano Park is located off of Interstate 95 and the Florida Turnpike on a 223-acre owned site, near Fort Lauderdale, midway between Miami and West Palm Beach. Pompano Park is the only racetrack licensed to conduct harness racing in Florida.

        Our Pompano facility includes 1,482 slot machines, a 41-table poker room, a 120-seat Farraddays restaurant, a 110-seat Bragozzos Italian restaurant, a 280-seat Farmer's Pick buffet, a 100-seat deli, a 60-seat express grab and go food outlet, a feature bar, a sports bar and 3,800 parking spaces.

        Approximately 2.8 million people reside within a 25-mile radius of our Pompano facility, which competes with eight other racinos and three Native American gaming facilities in the market. The Pompano facility generated approximately $167 million in casino revenues for fiscal 2014. While casino revenues are not available for all market competitors, we estimate that we operate approximately 11% of the slot machines in the market.

  Iowa

  Bettendorf

        Our Bettendorf property was acquired in March 2000 and is located off of Interstate 74, an interstate highway serving the Quad Cities metropolitan area, which consists of Bettendorf and Davenport, Iowa and Moline and Rock Island, Illinois. The property consists of a dockside casino offering 975 slot machines, 17 table games, 4 poker tables, 514 hotel rooms, 40,000 square feet of flexible convention/banquet space, a 142-seat Farraddays restaurant, a 262-seat Calypso's buffet, a 26-seat Tradewinds Marketplace and 2,057 parking spaces. We have entered into agreements with the City of Bettendorf, Iowa under which we manage and provide financial and operating support for the QC Waterfront Convention Center that is adjacent to our hotel. The QC Waterfront Convention Center opened in January 2009.

        The Quad Cities metropolitan area currently has three gaming operations, including our gaming facility in Bettendorf and the Rhythm City facility in Davenport which we sold during February 2014. The three casinos in the Quad Cities generated total gaming revenues of approximately $194 million for the twelve months ended April 2014. Our Bettendorf property generated casino revenues for fiscal 2014 of approximately $70 million. Bettendorf also competes with other gaming operations in Illinois and Iowa and a competitor has announced plans to move the Rhythm City casino to a new land based location. Approximately 905,000 people reside within 60 miles of our Bettendorf property.

  Marquette

        Our Marquette, Iowa property, which we acquired in March 2000, is approximately 60 miles north of Dubuque, Iowa. The property consists of a dockside casino offering 541 slot machines and 8 table games, a marina and 475 parking spaces. The facility was rebranded as a Lady Luck casino in fiscal 2010 and includes a 136-seat buffet restaurant, a 22-seat Otis and Henry's Express food outlet and a 155-seat Lone Wolf restaurant and bar.

        Our Marquette property is the only gaming facility in the Marquette, Iowa market and generated casino revenues of approximately $27 million in fiscal 2014. We believe most of our Marquette customers are from northeast Iowa and Wisconsin, which includes approximately 490,000 people within 60 miles of our property, and we compete for those customers with other gaming facilities in Dubuque, Iowa and Native American casinos in southwestern Wisconsin.

  Waterloo

        Our Waterloo, Iowa property opened in June 2007 and is located adjacent to Highway 218 and US 20. The property consists of a single-level casino offering 951 slot machines, 23 table games and 4 poker tables. The property also offers a wide variety of non-gaming amenities, including a 118-seat Otis & Henry's restaurant, a newly renovated 200-seat Farmer's Pick buffet, 63-seat Lone Wolf restaurant and bar, 5,000 square feet of meeting space, 1,500 parking spaces and a 195-room hotel, which includes 27 suites.

        Our Waterloo property is the only gaming facility in the Waterloo, Iowa market and approximately 685,000 people live within 60 miles of the property. We compete with other casinos in eastern Iowa. We generated casino revenues of approximately $85 million in fiscal 2014.

  Louisiana

  Lake Charles

        Our Lake Charles property commenced operations in July 1995 and is located on a 19-acre site along Interstate 10, the main thoroughfare connecting Houston, Texas to Lake Charles, Louisiana. In February 2012 we consolidated our gaming operations onto one gaming vessel offering 1,216 slot machines, 48 table games, including 8 poker tables, two hotels offering 493 rooms, a 96,000 square foot land-based pavilion and entertainment center, and 2,539 parking spaces, including approximately 1,160 spaces in an attached parking garage. The pavilion and entertainment center offer customers a wide variety of non-gaming amenities, including a 96-seat Otis & Henry's restaurant, a 258-seat Calypso's buffet, a 63-seat Lucky Wins Asian-inspired restaurant, which also includes a grab and go deli, and Caribbean Cove featuring free live entertainment and can accommodate 127 guests. The pavilion also has a 14,750 square foot entertainment center comprised of a 1,100-seat special events center designed for concerts, banquets and other events, meeting facilities and administrative offices.

        The Lake Charles market currently consists of two dockside gaming facilities, a Native American casino and a pari-mutuel facility/racino. The current number of slot machines in the market is approximately 7,300 machines and approximately 170 table games. For the twelve months ended April 2014, the two gaming facilities and one racino, in the aggregate, generated gaming revenues of approximately $681 million. Revenues for the Native American property are not published. Casino revenues for our Lake Charles property for fiscal 2014 were approximately $137 million. A new competitor is currently under construction and is expected to open by the end of calendar year 2014, adding approximately 1,600 slot machines, 60 table games and 750 hotel rooms to the market. Lake Charles is the closest gaming market to the Houston metropolitan area, which has a population of approximately 6.2 million and is located approximately 140 miles west of Lake Charles. We believe that our Lake Charles property attracts customers primarily from southeast Texas, including Houston,

Beaumont, Galveston, Orange and Port Arthur and from local area residents. Approximately 500,000 and 1.7 million people reside within 50 and 100 miles, respectively, of the Lake Charles property.

  Mississippi

  Lula

        Our Lula property, which we acquired in March 2000, is located off of Highway 49, the only road crossing the Mississippi River between Mississippi and Arkansas for more than 50 miles in either direction. The property consists of two dockside casinos containing 912 slot machines and 20 table games, two on-site hotels with a total of 485 rooms, a land-based pavilion and entertainment center, 1,611 parking spaces, and a 28-space RV Park. The pavilion and entertainment center offer a wide variety of non-gaming amenities, including a 122-seat Otis & Henry's restaurant, a 283-seat Calypso's buffet, and a 56-seat Otis & Henry's Express.

        Our Lula property is the only gaming facility in Coahoma County, Mississippi and generated casino revenues of approximately $56 million in fiscal 2014. Lula draws a significant amount of business from the Little Rock, Arkansas metropolitan area, which has a population of approximately 725,000 and is located approximately 120 miles west of the property. Coahoma County is also located approximately 60 miles southwest of Memphis, Tennessee, which is primarily served by eight casinos in Tunica County, Mississippi. Lula also competes with Native American casinos in Oklahoma and racinos in West Memphis, Arkansas and Hot Springs, Arkansas. Approximately 65,000 and 1.0 million people reside within 25 and 60 miles, respectively, of our Lula property.

  Natchez

        Our Natchez property, which we acquired in March 2000, is located off of Highways 84 and 61 in western Mississippi. The property consists of a dockside casino offering 536 slot machines and 6 table games, a 141-room off-site hotel located approximately one mile from the casino, a 118-seat Calypso's buffet and 675 parking spaces.

        The Natchez market consists of two gaming facilities, including a land based competitor which opened in December 2012. Our Natchez property generated total casino revenues of approximately $23 million in fiscal 2014. The impact of the new competition has resulted in growth in the overall gaming market, however our gaming revenues have declined. We believe that the Natchez property attracts customers primarily from the approximately 390,000 people residing within 60 miles of the Natchez property. Our Natchez property is also 70 miles south of our Vicksburg property.

  Vicksburg

        Our Vicksburg property, which we acquired in June 2010, is located off Interstate 20 and Highway 61 in western Mississippi, approximately 50 miles west of Jackson, Mississippi. The property consists of a dockside casino offering 595 slot machines and eight table games. During fiscal 2013, the property was rebranded to a Lady Luck, which involved significant changes in appearance and renovation of all restaurants. The property now offers a 200-seat Farmer's Pick buffet, a 48-seat Otis & Henry's, a 64-seat Lone Wolf bar and an 18-seat Otis & Henry's Express. The property has 977 parking spaces.

        The Vicksburg market consists of five dockside casinos which generated total gaming revenues of approximately $234 million for the twelve months ended April 2014. Our Vicksburg property generated casino revenues of approximately $40 million in fiscal 2014. Approximately 700,000 people reside within 60 miles of the property.

  Missouri

  Boonville

        Our Boonville property, which opened in December 2001, is located three miles off Interstate 70, approximately halfway between Kansas City and St. Louis. The property consists of a single level dockside casino offering 934 slot machines, 20 table games, a 140-room hotel, a 32,400 square foot pavilion and entertainment center and 1,101 parking spaces. In February 2012, we launched our first Farmer's Pick Buffet with seating capacity for 202, featuring locally sourced food products that are prepared at action stations in view of the guests. In addition, the pavilion and entertainment center also offers customers a wide variety of other non-gaming amenities, including a 90-seat Farraddays restaurant, a 30-seat Tradewinds Marketplace, an 800 seat event center, and a historic display area.

        Our Boonville property is the only gaming facility in central Missouri and generated casino revenues of approximately $78 million in fiscal 2014. We believe that our Boonville casino attracts customers primarily from the approximately 615,000 people who reside within 60 miles of the property which includes the Columbia and Jefferson City areas.

  Cape Girardeau

        Our Cape Girardeau property, which opened in October 2012, is located three and a half miles from Interstate 55 in Southeast Missouri, approximately 120 miles south of St. Louis, Missouri. The dockside casino offers 921 slot machines, 20 table games and 7 poker tables. The pavilion and entertainment center offer a wide variety of non-gaming amenities, which includes a 110-seat Lone Wolf restaurant, bar and lounge, a 230-seat Farmer's Pick buffet, a 122-seat Farraddays restaurant, a 12-seat Lone Wolf Express, and a 59-seat Keller's restaurant and bar that overlooks the Mississippi river. The property also operates a 7,725 square foot event center with seating for up to 600 patrons and has 1,049 parking spaces.

        Our Cape Girardeau property is the only gaming facility in the Cape Girardeau, Missouri market and generated casino revenues of approximately $57 million in fiscal 2014. Our operations compete with other gaming operations in Southwest Illinois and Southeast Missouri. Approximately 640,000 people reside within 60 miles of our property, which includes Carbondale and Marion, Illinois, Paducah, Kentucky and Sikeston, Missouri.

  Caruthersville

        Our Caruthersville property was acquired in June 2007 and is a riverboat casino located along the Mississippi River in Southeast Missouri. The dockside casino offers 547 slot machines and 11 table games. The property offers a 40,000 square foot pavilion, which includes a 147-seat Lone Wolf restaurant, bar and lounge and a 232-seat Otis & Henry's restaurant. The property also operates a 10,000 square foot exposition center with seating for up to 1,100 patrons and has 1,000 parking spaces.

        Our Caruthersville facility generated casino revenues of approximately $31 million in fiscal year 2014. Approximately 610,000 people reside within 60 miles of the property. Our casino in Cape Girardeau is located approximately 85 miles north of our Caruthersville casino.

  Kansas City

        Our Kansas City property, which we acquired in June 2000, is the closest gaming facility to downtown Kansas City and consists of a dockside casino offering 1,058 slot machines and 18 table games, a 214-seat Calypso's buffet, a 210-seat Lone Wolf restaurant and bar, a 32-seat Tradewinds Marketplace and 1,685 parking spaces.

        The Kansas City market consists of four dockside gaming facilities, a land-based facility which opened in February 2012 and a Native American casino. Operating statistics for the Native American casino are not published. The four dockside gaming facilities and the land-based facility generated gaming revenues of approximately $728 million for the twelve months ended April 2014. Our Kansas City property generated casino revenues of approximately $77 million during fiscal 2014. We believe that our Kansas City casino attracts customers primarily from the Kansas City metropolitan area, which has approximately 2 million residents.

  Pennsylvania

  Nemacolin

        Lady Luck Nemacolin opened July 1, 2013. The property is located on the 2,000 acre Nemacolin Woodlands Resort in Western Pennsylvania. The casino property includes 582 slot machines, 28 table games, a 133-seat Otis & Henry's restaurant, a 103-seat Lone Wolf restaurant, bar and lounge and 800 parking spots. The Nemacolin Woodlands Resort includes over 300 rooms, suites, townhouses and luxury homes for the property guests, as well as numerous activities for the outdoor enthusiast.

        Our Nemacolin property is the only casino in Fayette County, Pennsylvania and generated $27 million of gaming revenues during fiscal year 2014. We believe that our casino attracts customers staying at the Nemacolin Woodlands Resort as well as from the 2.5 million people who reside within 60 miles of the property. The closest competing casino to Nemacolin is approximately 60 miles away. The Nemacolin facility competes primarily with a racino property located near Pittsburgh, Pennsylvania and casinos in Rocky Gap, Maryland and Wheeling, West Virginia.

  Marketing

        Our marketing programs are designed to promote our overall business strategy of providing customers with a safe, clean, friendly and fun gaming experience at each of our properties. We have developed an extensive proprietary customer database that allows us to create effective targeted marketing and promotional programs that are designed to reward customer loyalty, attract new customers to our properties and maintain high recognition of our brands.

        Specifically, our marketing programs and initiatives are tailored to support this corporate strategic plan and are generally focused on the following areas:

          Customer Research:    In an ever changing market, it is critical for us to stay in tune with our customers and offer relevant and competitive services and programs. Our marketing strategies have been developed and implemented to meet the needs and desires of our casino customers in each of our locations. In order to assess these needs and desires, we engage in significant customer research in each of our markets by conducting periodic surveys, focus groups and customer interviews. In fiscal 2014, we introduced Net Promoter Scores (NPS), our customer service program where we ask customers to rate us on their experience on competencies such as level of service, receptiveness and effectiveness of our advertising, direct mail programs, promotions and our loyalty program, Fan Club®. Upon receipt of these findings, we assess the attitudes of our customers and the customers of our competitors' properties towards the most important attributes of their experience in a regional and/or local gaming facility. We use the extensive information gathered from these research initiatives to make marketing, operating and development decisions that, we believe, will optimize the position of our properties relative to our competition and the customer experience

          Database Marketing:    We have enhanced our database marketing efforts through the application of advanced analytic modeling to help us predict and better manage a customer's lifecycle. Specifically, we have focused on understanding the desirability of our direct mail and promotions and their impact on visitation and loyalty as well as the profitability of our programs. A deeper understanding of the effectiveness of our database marketing efforts helps us enhance loyalty efforts, focus on attrition and better predict customer behavior.

          Segmentation:    We have compiled an extensive database of customer information over time. Among our most important marketing initiatives, we have introduced database segmentation to our properties and at the corporate level in order to adjust investment rates to a level at which we expect to meet a reasonable level of customer profit contribution.

          Fan Club®:    Fan Club, our customer loyalty program, provides customers the opportunity to earn points based on their level of play. The five-tier program provides for clear customer understanding of how points are earned, how points can be utilized and the benefits offered at each tier. Fan Club has been implemented at eleven of our properties to date and our goal is to have full implementation by the end of fiscal 2015. In fiscal 2014, we improved the program, based on customer feedback, with increased branding elements and an exciting new set of customer benefits including complementary cruises on Carnival Cruises and rooms at the Tropicana in Las Vegas for select customers. Other daily and monthly enhancement for select customers include flight credits, birthday benefits, anniversary benefits and enhanced food benefits to be enjoyed at our restaurants.

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

  Employees

        As of April 27, 2014, we employed approximately 7,000 full and part-time people. We have a collective bargaining agreement with UNITE HERE covering approximately 500 employees at our Pompano property which was renewed in May 2012 and expires in May 2015. We believe that our relationship with our employees is satisfactory.

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

  Available Information

        Our web site is www.isleofcapricasinos.com. Our electronic filings with the U.S. Securities and Exchange Commission (including all annual reports on Form 10-K, quarter reports on Form 10-Q, and current reports on Form 8-K, and any amendments to these reports), including the exhibits, are available free of charge through our web site as soon as reasonably practicable after we electronically file them with or furnish them to the U.S. Securities and Exchange Commission. The information found on our website is not part of this or any other report we file with, or furnish to, the U.S. Securities and Exchange Commission.

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

        Legalized gaming is currently permitted in various forms throughout the United States. Certain states have recently legalized, and other states are currently considering legalizing gaming. Our existing gaming facilities compete directly with other gaming properties in the states in which we operate. Our existing casinos attract a significant number of their customers from Houston, Texas; Mobile, Alabama; Southern Florida; Little Rock, Arkansas; and Denver, Colorado. Legalization of gaming in jurisdictions closer to these geographic markets other than the jurisdictions in which our facilities are located would have a material adverse effect on our operating results. Other jurisdictions, including states in close proximity to jurisdictions where we currently have operations, have considered and may consider legalizing casino gaming and other forms of competition. In addition, there is no limit on the number of gaming licenses that may be granted in several of the markets in which we operate. As a result, new gaming licenses could be awarded in these markets, which could allow new gaming operators to enter our markets that could have an adverse effect on our operating results. For example, a new casino is under construction in Lake Charles, Louisiana which will compete with our existing Lake Charles property and a competitor has announced plans for a land based casino in Davenport, Iowa which will compete with our existing Bettendorf property.

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

        To date, we have demonstrated suitability to obtain and have obtained all governmental licenses, registrations, permits and approvals necessary for us to operate our existing gaming facilities. We cannot assure you that we will be able to retain these licenses, registrations, permits and approvals, or that we will be able to obtain any new ones in order to expand our business, or that our attempts to do so will be timely. Like all gaming operators in the jurisdictions in which we operate, we must periodically apply to renew our gaming licenses and have the suitability of certain of our directors, officers and employees approved. We cannot assure you that we will be able to obtain such renewals or approvals.

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

        Regulations adopted by the Financial Crimes Enforcement Network of the U.S. Treasury Department require us to report currency transactions in excess of $10,000 occurring within a gaming day, including identification of the patron by name and social security number. U.S. Treasury Department regulations also require us to report certain suspicious activity, including any transaction that exceeds $5,000 if we know, suspect or have reason to believe that the transaction involves funds from illegal activity or is designed to evade federal regulations or reporting requirements. Substantial penalties can be imposed against us if we fail to comply with these regulations. The Financial Crime Enforcement Network of the U.S. Treasury has recently increased its focus on gaming companies.

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

         Our operations in certain jurisdictions depend on agreements with third parties.

        Our operations in several jurisdictions depend on agreements with third parties. If we are unable to renew these agreements on satisfactory terms as they expire, our business may be disrupted and, in the event of disruptions in multiple jurisdictions, could have a material adverse effect on our financial condition and results of operations. For example, Iowa law requires that each gambling venue in Iowa must have a licensed "Qualified Sponsoring Organization," or QSO, which is a tax-exempt non-profit organization. The QSO must donate the profits it receives from casino operations to educational, civic, public, charitable, patriotic or religious uses. Each of our three Iowa properties has an agreement with a local QSO. We have the right to renew our agreements for Bettendorf and Waterloo when they expire in 2015 and 2019, respectively, but we do not have the automatic right to renew our agreement for Marquette when it expires in 2019. There can be no assurance that we will be able to negotiate a new agreement (or renew or extend the existing agreement) for Marquette upon expiration in 2019. Failure to do so may result in our inability to continue operating our Marquette property in 2019.

        We have a management agreement with Nemacolin Woodlands Resort, the owner of the gaming license issued by the Pennsylvania Gaming Control Board allowing operation of a casino at the resort. Under the terms of this agreement, we constructed and currently operate a casino at the resort. Our management agreement is subject to a buy-out provision 102 months after the opening of the casino, as well as other terms and conditions which could result in termination of the management agreement. The base term of the agreement is ten years, with four, five year renewal options. Additionally, each party to the management agreement has certain termination rights. If the management agreement is terminated, we will no longer have the right to manage our casino at Nemacolin Woodlands Resort.

         Our business may be adversely affected by legislation prohibiting tobacco smoking.

        Legislation in various forms to ban indoor tobacco smoking has been enacted or introduced in many states and local jurisdictions, including several of the jurisdictions in which we operate. If additional restrictions on smoking are enacted in our jurisdictions, we could experience a significant decrease in gaming revenue and particularly, if such restrictions are not applicable to all competitive facilities in that gaming market, our business could be materially adversely affected.

         Our substantial indebtedness could adversely affect our financial health and restrict our operations.

        We have a significant amount of indebtedness. As of April 27, 2014, we had approximately $1.1 billion of total debt outstanding.

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

  •
  causing an event of default if we fail to satisfy the financial and restrictive covenants contained in the indentures and agreements governing our senior secured credit facility, our 5.875% senior notes, our 7.75% senior notes, our 8.875% senior subordinated notes and our other indebtedness, which could result in all of our debt becoming immediately due and payable, could permit our secured lenders to foreclose on the assets securing our secured debt and have other adverse consequences, any of which, if not cured or waived, could have a material adverse effect on us;

  •
  if the indebtedness under our 5.875% senior notes, our 7.75% senior notes, our 8.875% senior subordinated notes, our senior secured credit facility, or our other indebtedness were to be accelerated, there can be no assurance that our assets would be sufficient to repay such indebtedness in full;

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

        The terms of the indentures and agreements governing our senior secured credit facility, our 5.875% senior notes, our 7.75% senior notes, our 8.875% senior subordinated notes and our other indebtedness limit, but do not prohibit, us or our subsidiaries from incurring significant additional indebtedness in the future.

        As of April 27, 2014, we have the capacity to incur additional indebtedness, including the ability to incur additional indebtedness under our line of credit, of approximately $184 million, after consideration of $33 million in letters of credit currently outstanding. Our capacity to issue additional indebtedness is subject to the limitations imposed by the covenants in our senior secured credit facility, and the indentures governing our 5.875% senior notes, our 7.75% senior notes, and our 8.875% senior subordinated notes, however the agreements do not fully prohibit us from incurring additional debt. If new debt is added to our current level of indebtedness, the related risks that we now face could intensify.

         We may not be able to successfully expand to new locations or recover our investment in capital projects or new properties which would adversely affect our operations and available resources.

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

  •
  our ability to generate returns, if any, may take significantly longer than we expect;

  •
  our ability to attract and retain competent management and employees for the new locations;

  •
  our ability to secure required federal, state and local licenses, permits and approvals, which in some jurisdictions are limited in number and subject to intense competition; and

  •
  the availability of adequate financing on acceptable terms.

        Many of these factors are beyond our control. Additionally, from time to time there are significant disruptions in the global capital markets that may adversely impact the ability of borrowers like us to access capital. Accordingly, we could be dependent on free cash flow from operations and remaining borrowing capacity under our senior secured credit facility to implement our near-term expansion plans and fund our planned capital expenditures. Moreover, lower-than-expected results from the opening of a new property may negatively affect our operating results and financial condition and may make it more difficult to raise capital. As a result of these and other considerations, we cannot be sure that we will be able to successfully expand to additional locations or recover our investments in any new gaming development or management opportunities or acquired facilities.

         We may experience construction delays or cost overruns during our expansion or development projects that could adversely affect our operations.

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

         Our gaming operations rely heavily on technology services and an uninterrupted supply of electrical power. Our security systems and all of our slot machines are controlled by computers and reliant on electrical power to operate.

        The absence of sufficient electrical power, open data lines, or a failure of the technology services needed to run our systems may cause us to be unable to run all or parts of gaming operations. Any unscheduled interruption in our technology services or interruption in the supply of electrical power is likely to result in an immediate, and possibly substantial, loss of revenues due to a shutdown of our gaming operations. Our systems are also vulnerable to damage or interruption from rolling blackouts, earthquakes, floods, fires, telecommunication failures, terrorist attacks, computer viruses, computer denial-of-service attacks and similar events.

         Some of our casinos are located on leased property. If we default on one or more leases, the applicable lessors could terminate the affected leases and we could lose possession of the affected casino.

        We lease certain parcels of land on which several of our properties are located. As a ground lessee, we have the right to use the leased land; however, we do not hold fee ownership in the underlying land. Accordingly, with respect to the leased land, we will have no interest in the land or improvements thereon at the expiration of the ground leases. Moreover, since we do not completely control the land underlying the property, a landowner could take certain actions to disrupt our rights in the land leased under the long-term leases which are beyond our control. If the entity owning any leased land chose to disrupt our use either permanently or for a significant period of time, then the value of our assets could be impaired and our business and operations could be adversely affected. If we were to default on any one or more of these leases, the applicable lessors could terminate the affected leases and we could lose possession of the affected land and any improvements on the land, including the hotels and casinos. This would have a significant adverse effect on our business, financial condition and results of operations as we would then be unable to operate all or portions of the affected facilities and may result in the default under our amended and restated credit facility.

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

        Robert S. Goldstein, our Vice Chairman of the Board, and Jeffrey D. Goldstein and Richard A. Goldstein, two of our directors, and various family trusts associated with members of the Goldstein family and entities associated with certain members of the Goldstein family, (collectively the "Goldstein Parties") directly and indirectly collectively own and control approximately 41.6% of our common stock as of April 27, 2014.

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

        We sustained (losses) from continuing operations of $(129.7) million, $(52.5) million and $(25.6) million in fiscal 2014, 2013 and 2012, respectively. Companies with fluctuations in income (loss) from continuing operations often find it more challenging to raise capital to finance improvements in their businesses and to undertake other activities that return value to their stockholders. In addition, companies with operating results that fluctuate significantly on a quarterly or annual basis experience increased volatility in their stock prices in addition to difficulties in raising capital. We cannot assure you that we will not have fluctuations in our income (losses) from continuing operations in the future, and should that occur, that we would not suffer adverse consequences to our business as a result, which could decrease the value of our common stock.

         We may incur impairments to goodwill, indefinite-lived intangible assets, or long-lived assets, which could negatively affect our operating results.

        We perform annual impairment testing for goodwill and indefinite-lived intangible assets as of the first day of the fourth fiscal quarter of each year, or on an interim basis if indicators of impairment exist. For properties with goodwill and/or other intangible assets with indefinite lives, these tests require the comparison of the implied fair value of each reporting unit to carrying value.

        We must make various assumptions and estimates in performing our impairment testing. The implied fair value includes estimates of future cash flows that are based on reasonable and supportable assumptions which represent our best estimates of the cash flows expected to result from the use of the assets including their eventual disposition and by a market approach based upon valuation multiples for similar companies. Changes in estimates, increases in our cost of capital, reductions in transaction multiples, operating and capital expenditure assumptions or application of alternative assumptions and definitions, could produce significantly different results.

        We also evaluate long-lived assets for impairment if indicators of impairment exist. In assessing the recoverability of the carrying value of such property, equipment and other long-lived assets, we make assumptions regarding future cash flows and residual values.

        Future cash flow estimates are, by their nature, subjective and actual results may differ materially from our estimates. If our ongoing estimates of future cash flows are not met, we may have to record additional impairment charges in future accounting periods. Our estimates of cash flows are based on the current regulatory, social and economic climates, recent operating information and budgets, and current operating plans of the various properties where we conduct operations. These estimates could be negatively impacted by changes in federal, state or local regulations, economic downturns, internal operating decisions, or other events affecting various forms of travel and access to our properties.

         Inclement weather and other conditions could seriously disrupt our business and have a material, adverse effect on our financial condition and results of operations.

        The operations of our facilities are subject to disruptions or reduced patronage as a result of severe weather conditions, natural disasters and other casualties. Because many of our gaming operations are located on or adjacent to bodies of water, these facilities are subject to risks in addition to those associated with other casinos, including loss of service due to casualty, forces of nature, mechanical failure, extended or extraordinary maintenance, flood, hurricane or other severe weather conditions and other disasters. For example, flooding along the Mississippi River resulted in five of our properties being closed for differing periods of time in fiscal 2012 and the harsh weather in the winter of fiscal 2014 affected regional gaming revenues. In addition, severe weather such as high winds and blizzards occasionally limits access to our land-based facilities in Colorado. We cannot be sure that the proceeds from any future insurance claim will be sufficient to compensate us if one or more of our casinos experience a closure.

         We have two properties that each generated more than 10% of our net revenues.

        In fiscal 2014, our Pompano, Florida, and Lake Charles, Louisiana casinos, each generated more than 10% of our net revenues. Our ability to meet our operating and debt service requirements is dependent, in part, upon the continued success of these facilities. The operations at these facilities and any of our other facilities could be adversely affected by numerous factors, including those described in these "Risk Factors" as well as more specifically those described below:

  •
  risks related to local and regional economic and competitive conditions, such as a decline in the number of visitors to a facility, a downturn in the overall economy in the market, a decrease in consumer spending on gaming activities in the market or an increase in competition within and outside the state in which each property is located (for example, the effect on our Lake Charles property due to the new competitor that is expected to open later in calendar year 2014);

  •
  changes in local and state governmental laws and regulations (including changes in laws and regulations affecting gaming operations and taxes) applicable to a facility;

  •
  impeded access to a facility due to weather, road construction or closures of primary access routes;

  •
  work stoppages, organizing drives and other labor problems as well as issues arising in connection with agreements with horsemen and pari-mutuel clerks; and

  •
  the occurrence of natural disasters or other adverse regional weather trends.

         Reductions in discretionary consumer spending could have a material adverse effect on our business.

        Our business has been and may continue to be adversely affected by economic fluctuations experienced in the United States, as we are highly dependent on discretionary spending by our patrons. Reductions in discretionary consumer spending or changes in consumer preferences brought about by factors such as increased unemployment, significant increases in energy prices, perceived or actual deterioration in general economic conditions, housing market instability, instability in the financial markets, perceived or actual decline in disposable consumer income and wealth, and changes in consumer confidence in the economy could reduce customer demand for the leisure activities we offer and may adversely affect our revenues and operating cash flow. We are unable to predict the frequency, length or severity of economic circumstances.

         The market price of our common stock may fluctuate significantly.

        The market price of our common stock has historically been volatile and may continue to fluctuate substantially due to a number of factors, including actual or anticipated changes in our results of operations, the announcement of significant transactions or other agreements by our competitors, conditions or trends in the our industry or other entertainment industries with which we compete, general economic conditions including those affecting our customers' discretionary spending, changes in the cost of gasoline, changes in the gaming markets in which we operate and changes in the trading value of our common stock. The stock market in general, as well as stocks in the gaming sector have been subject to significant volatility and extreme price fluctuations that have sometimes been unrelated or disproportionate to individual companies' operating performances. Broad market or industry factors may harm the market price of our common stock, regardless of our operating performance.

         Work stoppages, organizing drives and other labor problems could negatively impact our future profits.

        Some of our employees are currently represented by a labor union. Labor unions are making a concerted effort to recruit more employees in the gaming industry. In addition, organized labor may benefit from new legislation or legal interpretations by the current presidential administration. We cannot provide any assurance that we will not experience additional or more successful union activity in the future.

        Additionally, lengthy strikes or other work stoppages at any of our casino properties or construction projects could have an adverse effect on our business and result of operations.

         We are or may become involved in legal proceedings which, if adversely adjudicated or settled, could impact our financial condition.

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

         Our information technology and other systems are subject to cyber security risk including misappropriation of customer information or other breaches of information security.

        We collect information relating to our guests and employees for various business purposes, including marketing and promotional purposes. The collection and use of personal data are governed by privacy laws and regulations enacted in the United States. We rely on information technology and other systems to maintain and transmit this personal and financial information, credit card settlements, credit card funds transmissions, mailing lists and reservations information. Our information and processes are subject to the ever-changing threat of compromised security, in the form of a risk of potential breach, system failure, computer virus, or unauthorized or fraudulent use by customers, company employees, or employees of third party vendors. The steps we take to deter and mitigate these risks may not be successful, and any resulting compromise or loss of data or systems could adversely impact, operations or regulatory compliance and could result in remedial expenses, fines, litigation, and loss of reputation, potentially impacting our financial results.

         The concentration and evolution of the slot machine manufacturing industry could impose additional costs on us.

        There are a limited number of slot machine manufacturers servicing the gaming industry and a large majority of our revenues are derived from slot machines at our casinos. It is important, for competitive reasons, we offer the most popular and up-to-date slot machine games, with the latest technology to our customers.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        None.

ITEM 2.    PROPERTIES

  Isle-Black Hawk

        We own approximately 10 acres of land in Black Hawk, Colorado for use in connection with our Black Hawk operations. The property leases an additional parcel of land adjoining the Isle-Black Hawk to where the Lady Luck Hotel and parking are located. This lease is for an initial term of five years ending May 2019 with options to renew for 15 additional terms of five years each with the final option period concluding May 31, 2094. Annual rent is currently $2.57 million through May 31, 2019. The rental rate thereafter shall be adjusted annually to correspond to any rise or fall in the CPI at one-year intervals.

  Lady Luck-Black Hawk

        We own or lease approximately seven acres of land in Black Hawk, Colorado for use in connection with the Lady Luck-Black Hawk. The property leases an additional parcel of land near the Lady Luck-Black Hawk for parking as described above.

  Pompano

        We own approximately 223 acres at Pompano.

  Lake Charles

        We own approximately 2.7 acres and lease approximately 16.2 acres of land in Calcasieu Parish, Louisiana for use in connection with our Lake Charles operations. This lease automatically renewed in March 2010 for five years and we have the option to renew it for 14 additional terms of five years each, subject to increases based on the Consumer Price Index ("CPI") with a minimum of 10% and construction of hotel facilities on the property. We own two hotels in Lake Charles with a total of 493 rooms. Annual rent payments under the Lake Charles lease are approximately $2.2 million.

  Bettendorf

        We own approximately 24.6 acres of land in Bettendorf, Iowa used in connection with the operations of our Bettendorf property. We also operate under a long-term lease with the City of Bettendorf, the QC Waterfront Convention Center that is adjacent to our new hotel tower. Future minimum payments associated with the convention center are approximately $1.7 million per year. We also lease approximately eight acres of land on a month-to-month basis from an entity owned by members of the Goldstein family, including Robert S. Goldstein, our Vice Chairman of the Board and Jeffrey D. Goldstein and Richard A. Goldstein, directors of our company, which we utilize for parking. The initial term of the lease expires 60 days after written notice is given to either party and rent under the lease is currently $60,000 annually.

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

  Natchez

        Through numerous lease agreements, we lease approximately 24 acres of land in Natchez, Mississippi that are used in connection with the operations of our Natchez property. Unless terminated by us at an earlier date, the leases have varying expiration dates through 2037. Annual rent under the leases total approximately $1.3 million. We also lease approximately 7.5 acres of land that is utilized for parking at the facility. We own approximately 6 additional acres of property in Natchez, Mississippi, as well as the property upon which our hotel is located.

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

  Nemacolin

        We operate under a long-term lease with the Nemacolin Woodlands Resort for 30 acres of land and building in which we operate our casino. The lease is for an initial term of 10 years which commenced with the opening of the casino, on July 1, 2013. The lease includes options to renew for four additional terms of five years each, with the final option period concluding June 2043. Lease payments associated with this space are $150,000 annually, plus 2.0% of gross gaming revenues in excess of $30 million.

  Other

        We own all of the riverboats and barges utilized at our facilities. We also own or lease all of our gaming and non-gaming equipment.

        We lease our principal corporate office in Creve Coeur, Missouri.

        We own additional property and have various property leases and options to either lease or purchase property that are not directly related to our existing operations and that may be utilized in the future in connection with expansion projects at our existing facilities or development of new projects.

        All of our operating properties, except for our Nemacolin property, and most of our other owned and leased property interests collateralize our obligations under our senior secured credit facility.

ITEM 3.    LEGAL PROCEEDINGS

        We and our wholly-owned subsidiary, Riverboat Corporation of Mississippi—Vicksburg, were defendants in a lawsuit filed in the Circuit Court of Adams County, Mississippi by Silver Land, Inc., alleging breach of contract in connection with our 2006 sale of casino operations in Vicksburg, Mississippi. The court originally ruled in favor of Silver Land and awarded damages of $2.0 million, which we accrued. We appealed the decision and in June 2013 the court of appeals reversed the trial court and ruled in our favor. Silver Land filed a Petition for Writ of Certiorari in November 2013 requesting review by the Mississippi Supreme Court. On February 20, 2014, the Mississippi Supreme Court denied Silver Land's request, which effectively disposed of this matter in its entirety. As a result, during fiscal 2014, we reversed a litigation accrual of $2.2 million, of which $2.0 million was recorded as a reduction to operating expenses and $0.2 million was recorded as a reduction to interest expense.

        Our wholly owned subsidiary, Lady Luck Gaming Corporation, and several joint venture partners were defendants in the Greek Civil Courts and the Greek Administrative Courts in similar lawsuits brought by the country of Greece. The actions alleged that the defendants failed to make specified payments in connection with the gaming license bid process for Patras, Greece. In the Civil Court lawsuit, the Civil Court of First Instance ruled in our favor and dismissed the lawsuit in 2001. The lawsuits continued through the appeals process and in October 2013, the Supreme Administrative Court rejected both lawsuits which disposed of this matter completely. As a result, during fiscal 2014, we reversed a litigation accrual of $14.7 million, of which $7.3 million was recorded as a reduction to operating expenses and $7.4 million was recorded as a reduction to interest expense.

        We were named as a defendant in a complaint filed in the Circuit Court for Broward County, Florida. The complaint alleged we sent unsolicited fax advertisements in violation of the Telephone Consumer Protection Act of 1991, as amended by the Junk Fax Prevention Act of 2005 (the "TCPA"), and sought to certify a class action. The complaint sought statutory damages for alleged negligent and willful violations of the TCPA, attorneys' fees, costs and injunction relief. In fiscal 2014 we reached a settlement of this matter and the resulting payments were within our reserves for this lawsuit.

        In October 2012, we opened our new casino in Cape Girardeau, Missouri. A subcontractor filed a mechanics' lien against our property resulting from a dispute between the subcontractor and our general contractor for the construction project. We demanded that the general contractor cause the lien to be bonded against or satisfied, however the general contractor refused to do so and asserted that a portion of the subcontractor's claim results from additional work directly requested by us. In October 2013, the subcontractor filed suit against our wholly-owned subsidiary IOC-Cape Girardeau, LLC, the general contractor and two other defendants alleging various contract and equitable claims and seeking damages of approximately $4.6 million. The outcome of this matter is still in doubt and cannot be predicted with any degree of certainty. In the event that we incur any costs in connection with this matter, we do not believe that any such costs would be material, and if incurred, the settlement of construction costs would be capitalized.

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

	High	Low
First Quarter (through June 19, 2014)	$7.09	$6.39
Fiscal Year Ending April 27, 2014
Fourth Quarter	$9.56	$6.75
Third Quarter	9.11	7.36
Second Quarter	8.01	7.24
First Quarter	8.69	7.16
Fiscal Year Ending April 28, 2013
Fourth Quarter	$7.53	$6.03
Third Quarter	6.54	4.91
Second Quarter	7.39	5.66
First Quarter	6.83	4.84
  ii.
  Holders of Common Stock.    As of June 19, 2014, there were approximately 1,274 holders of record of our common stock.

  iii.
  Dividends.    We have never declared or paid any dividends with respect to our common stock and the current policy of our board of directors is to retain earnings to provide for the growth of our company. In addition, our senior secured credit facility and the indentures governing our 5.875% senior notes, our 7.75% senior notes, and our 8.875% senior subordinated notes limit our ability to pay dividends. See "Item 8—Financial Statements and Supplementary Data-Isle of Capri Casinos, Inc.—Notes to Consolidated Financial Statements—Note 7." Consequently, no cash dividends are expected to be paid on our common stock in the foreseeable future. Further, there can be no assurance that our current and proposed operations would generate the funds needed to declare a cash dividend or that we would have legally available funds to pay dividends. In addition, we may fund part of our operations in the future from indebtedness, the terms of which may further prohibit or restrict the payment of cash dividends. If a holder of common stock is disqualified by the regulatory authorities from owning such shares, such holder will not be permitted to receive any dividends with respect to such stock. See "Item 1—Business-Governmental Regulations."

(b)
Issuance of Unregistered Securities

        None.

(c)
Purchases of our Common Stock

        We have purchased our common stock under stock repurchase programs. These programs allow for the repurchase of up to 6,000,000 shares. To date we have purchased 4,895,792 shares of common stock under these programs. These programs have no approved dollar amount, nor expiration dates. No purchases were made during the fiscal year ended April 27, 2014.

 COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Isle of Capri Casinos, Inc., the NASDAQ Composite Index,
and the Dow Jones US Gambling Index

*
$100 invested on 4/26/09 in stock or on 4/30/09 in the indexes, including reinvestment of dividends. Indexes calculated on month-end basis.

Copyright© 2014 Dow Jones & Co. All rights reserved.

ITEM 6.    SELECTED FINANCIAL DATA.

        The following table presents our selected consolidated financial data for the five most recent fiscal years, which is derived from our audited consolidated financial statements and the notes to those statements. Because the data in this table does not provide all of the data contained in our consolidated financial statements, including the related notes, you should read "Management's Discussion and Analysis of Financial Condition and Results of Operations," our consolidated financial statements, including the related notes, contained elsewhere in this document and other data we have filed with the U.S. Securities and Exchange Commission.

	Fiscal Year Ended(1)
	April 27, 2014	April 28, 2013	April 29, 2012	April 24, 2011	April 25, 2010
	(dollars in millions, except per share data)
Statement of Operations
Revenues:
Casino	$1,004.3	$967.1	$955.9	$918.0	$888.1
Rooms	32.4	31.9	32.4	32.1	33.5
Food, beverage, pari-mutuel and other	135.3	128.3	123.0	117.1	117.2
Insurance recoveries	—		9.3	—	—

Gross revenues	1,172.0	1,127.3	1,120.6	1,067.2	1,038.8
Less promotional allowances	(217.4)	(203.9)	(187.6)	(174.1)	(159.7)

Net revenues	954.6	923.4	933.0	893.1	879.1
Operating expenses:
Casino	158.0	150.1	147.2	136.6	131.2
Gaming taxes	254.7	241.0	237.1	228.5	239.0
Rooms	7.0	6.7	7.0	7.3	7.9
Food, beverage, pari-mutuel and other	44.1	41.3	40.0	39.6	39.1
Marine and facilities	57.6	54.5	55.3	53.4	53.6
Marketing and administrative	234.7	226.4	224.9	215.9	214.1
Corporate and development	28.5	33.9	40.3	42.7	46.8
Valuation charges	162.1	50.1	30.6	—	(6.8)
Litigation accrual reversals	(9.3)	—	—	—	—
Preopening	3.9	5.8	0.6	—	—
Depreciation and amortization	80.9	71.2	73.8	75.3	92.3

Total operating expenses	1,022.2	881.0	856.8	799.3	817.2

Operating income	(67.6)	42.4	76.2	93.8	61.9
Interest expense	(81.3)	(89.4)	(87.9)	(91.9)	(75.4)
Interest income	0.3	0.5	0.8	1.9	1.8
Derivative income (expense)	0.4	0.7	0.4	(1.2)	(0.4)

Income (loss) from continuing operations before income taxes and including noncontolling interest	(148.2)	(45.8)	(10.5)	2.6	(12.1)
Income tax benefit (provision)	18.5	(6.7)	(15.1)	(3.7)	10.7

Income (loss) from continuing operations including noncontrolling interest	(129.7)	(52.5)	(25.6)	(1.1)	(1.4)
Income (loss) from discontinued operations, net of income taxes	2.0	4.9	(104.1)	5.6	(1.9)

Net income (loss) attributable to common stockholders	$(127.7)	$(47.6)	$(129.7)	$4.5	$(3.3)

Income (loss) per common share attributable to common stockholders
Basic and Diluted
Income (loss) from continuing operations	$(3.26)	$(1.33)	$(0.66)	$(0.03)	$(0.04)
Income (loss) from discontinued operations	0.05	0.12	(2.69)	0.16	(0.06)

Net Income (loss)	$(3.21)	$(1.21)	$(3.35)	$0.13	$(0.10)

Other Data:
Net cash provided by (used in):
Operating activities	$86.8	$116.0	$118.1	$123.7	$106.4
Investing activities	6.1	(123.4)	(60.0)	(144.6)	(31.0)
Financing activities	(91.5)	(18.6)	(38.7)	28.1	(104.0)
Capital expenditures	(38.1)	(153.2)	(75.3)	(58.6)	(27.7)
Balance Sheet Data:
Cash and cash equivalents	$69.8	$68.5	$94.5	$75.2	$68.1
Total assets	1,290.1	1,553.6	1,575.0	1,733.9	1,674.8
Long-term debt, including current portion	1,066.3	1,156.9	1,154.4	1,192.6	1,200.9
Stockholders' equity	19.4	142.4	183.6	309.0	240.2
Operating Data:
Number of slot machines	12,831	12,442	11,717	12,779	12,333
Number of table games	333	299	284	324	316
Number of hotel rooms	2,370	2,370	2,370	2,369	2,369
Number of parking spaces	21,569	20,763	19,521	19,532	18,125

(1)
Our fiscal year ended April 29, 2012 includes 53 weeks while other fiscal years presented include 52 weeks. The results of our previously owned Davenport, Iowa, Biloxi, Mississippi, Lucaya, Bahamas, and Blue Chip United Kingdom casinos are presented as discontinued operations. We opened new casino operations in Nemacolin, Pennsylvania in July 2013 and Cape Girardeau, Missouri in October 2012. We acquired our current casino operations in Vicksburg, Mississippi in June 2010.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        You should read the following discussion together with the financial statements, including the related notes and the other financial information, contained in this Annual Report on Form 10-K.

  Executive Overview

        We are a developer, owner and operator of branded gaming facilities and related dining, lodging and entertainment facilities in regional markets in the United States. We have sought and established geographic diversity to limit the risks caused by weather, regional economic difficulties, gaming tax rates and regulations of local gaming authorities. We currently operate casinos in Colorado, Florida, Iowa, Louisiana, Mississippi, Missouri and Pennsylvania.

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

          Items Impacting Income (Loss) from Continuing Operations— Significant items impacting our income (loss) from continuing operations during the fiscal years ended April 27, 2014, April 28, 2013 and April 29, 2012 are as follows:

          New Casinos— We opened our new casino at the Nemacolin Woodlands Resort on July 1, 2013 and we opened our new casino in Cape Girardeau, Missouri on October 30, 2012. We incurred preopening expenses of $4.0 million, $5.8 million and $0.6 million in fiscal 2014, 2013 and 2012, respectively, related to these properties prior to their respective openings.

          Impairment and Other Valuation Charges— As a result of market conditions and our annual impairment tests of goodwill and indefinite lived intangible assets, we have recorded goodwill impairment charges of $133.8 million, $50.1 million and $14.4 million in fiscal 2014, 2013 and 2012, respectively. These impairment charges were a result of economic conditions, deteriorating operating performance and the impact of new and forthcoming competition in certain of our markets.

          In addition, during fiscal 2014, we recorded impairment charges related to our Nemacolin and Natchez properties' long-lived assets of $26.4 million and $1.9 million, respectively. As a result of the less than expected operating performance and projected future operating results, it was determined that the value of our long-lived assets were impaired. The impairment charge consisted of $12.2 million recorded to write-off our Nemacolin operating licenses and $16.1 million to reduce the carrying value of our fixed assets to their estimated fair value.

          In connection with the sale of Grand Palais Riverboat, Inc., including its gaming license, a riverboat gaming vessel and certain other equipment, we recorded a valuation charge of $16.1 million to reduce the carrying value of the net assets sold to the net proceeds realized upon sale during fiscal 2012.

          Legal Recoveries— In 2014, we received favorable rulings in two legal cases in which we had previously recorded reserves. As a result, during fiscal 2014, we reversed previously recorded accruals totaling $16.9 million, of which $9.3 million was recorded as a reduction to operating expenses and $7.6 million was recorded as a reduction to interest expense.

          Disruptions— Several of our properties' operating results have been impacted by disruptions during fiscal 2014 as follows:

    •
    Severe winter weather negatively impacted visitation and revenues at several of our casinos in December 2013 through March 2014.

    •
    Our Black Hawk property's attendance was negatively impacted by the severe weather and flooding in Colorado during September 2013.

    •
    Our Boonville property was affected by power outages and was forced to close three times for a total of approximately 40 hours, of which two periods were over the key holidays of Father's Day weekend and the 4th of July 2013.

          During fiscal 2013, we undertook significant renovation projects at our Lake Charles and Vicksburg properties. In Lake Charles we renovated our main hotel tower which resulted in approximately one-third of the rooms being out of service at any given time from May 2012 through January 2013. In Vicksburg, we completely rebranded the property into a Lady Luck property. Both projects were completed prior to the end of the fiscal year; however certain areas of these properties were not easily accessible to our customers during the construction periods which had a negative impact on our operating results.

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

          53rd Week in Fiscal 2012— Our fiscal year ends on the last Sunday in April. This fiscal year convention creates more comparability of our quarterly operations, by generally having an equal number of weeks (13) and weekend days (26) in each quarter. Periodically, this convention necessitates a 53-week year. The fiscal years ending April 27, 2014 and April 28, 2013 were 52-week years. Fiscal year ending April 29, 2012 was a 53-week year, with the extra week in the fourth fiscal quarter.

          Flooding and Insurance Recoveries— Our fiscal 2012 operating results were impacted by flooding along the Mississippi River, which resulted in five of our properties being closed for differing periods of time.

	Closing Date	Reopening Date	Number Days Closed
Caruthersville, Missouri	May 1, 2011	May 13, 2011	12
Lula, Mississippi	May 3, 2011	June 3, 2011	31
		September 2, 2011	91	(A)
Natchez, Mississippi	May 7, 2011	June 17, 2011	41
Vicksburg, Mississippi	May 11, 2011	May 27, 2011	16

(A)
The second casino barge reopened on September 2, 2011 after flood damage was remediated.

          Related to the flooding, we filed and settled flood insurance claims resulting in the recognition of $9.6 million business interruption recoveries in our statement of operations in fiscal 2012.

          Income Tax Benefit— Our income tax benefit from continuing operations was $18.5 million for fiscal 2014. Included in this amount is a benefit of $12.0 million from reversing a valuation allowance as a result of our Davenport property sale as well as the reversal of a previously unrecognized tax benefit of $7.7 million as a result of a favorable ruling in a tax court matter.

          Items Impacting Current and Future Operations— During the fiscal years ended April 27, 2014, April 28, 2013 and April 29, 2012, we have entered into agreements or completed transactions as follows:

  Discontinued Operations

          Sale of Davenport Casino— On December 4, 2013, we entered into a definitive asset purchase agreement to sell substantially all of the assets and for the assumption of certain liabilities related to our casino located in Davenport, Iowa, ("Davenport"). We completed the sale on February 3, 2014 for net cash proceeds of $48.7 million.

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

  Development Activities

          Philadelphia— On February 1, 2013, we signed an agreement with Tower Investments, Inc. to manage The Provence, the resort and casino on North Broad Street, Philadelphia, proposed by Tower Entertainment, LLC (the "Tower JV"), if the project is selected by the Pennsylvania Gaming Control Board. The Tower JV is one of five applicants for the final gaming license in Philadelphia. As part of our agreement with the Tower JV, we agreed to loan $25 million to the Tower JV for the purpose of securing the Pennsylvania gaming license fee relating to the project. The commitment for the loan is secured by a stand by letter of credit, which can only be drawn upon if the Tower JV is awarded the license. If the Tower JV is selected, we have the option to either 1) be repaid from the proceeds of permanent financing or 2) convert the $25 million loan into a minority investment in the Tower JV.

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

          As a result of these transactions, we wrote-off $3.2 million in deferred finance costs and incurred fees of $1.5 million in fiscal 2013.

  Results of Operations

        Our results of continuing operations for the fiscal years ended April 27, 2014, April 28, 2013 and April 29, 2012 reflect the consolidated operations of all of our subsidiaries. Our Davenport and Biloxi entities are presented as discontinued operations.

 ISLE OF CAPRI CASINOS, INC.

	Net Revenues Fiscal Year Ended			Operating Income (Loss) Fiscal Year Ended
(in thousands)	April 27, 2014	April 28, 2013	April 29, 2012	April 27, 2014	April 28, 2013	April 29, 2012
Colorado
Black Hawk	$121,313	$122,135	$124,051	$20,067	$20,109	$17,468
Florida
Pompano	164,777	154,629	154,740	25,116	19,396	17,393
Iowa
Bettendorf	73,695	78,083	79,156	12,127	13,995	12,793
Marquette	25,014	27,605	28,036	3,472	3,718	4,169
Waterloo	85,361	86,654	86,484	21,074	21,544	20,399

Iowa Total	184,070	192,342	193,676	36,673	39,257	37,361
Louisiana
Lakes Charles	129,899	125,575	138,634	8,888	9,270	11,671
Mississippi
Lula	50,489	55,444	61,525	2,715	4,285	9,671
Natchez	20,190	25,378	28,643	(2,356)	1,333	6,478
Vicksburg	29,947	29,918	32,695	1,718	1,184	4,145

Mississippi Total	100,626	110,740	122,863	2,077	6,802	20,294
Missouri
Boonville	74,531	78,624	81,796	22,583	24,004	26,018
Cape Girardeau(1)	54,833	32,782	—	(2,359)	(1,085)	—
Caruthersville	29,879	32,282	35,039	2,232	2,832	4,497
Kansas City	70,385	73,538	80,703	13,022	13,275	13,902

Missouri Total	229,628	217,226	197,538	35,478	39,026	44,417
Pennsylvania
Nemacolin(2)	23,575	—	—	(13,640)	—	—
Valuation charges(3)	—	—	—	(162,100)	(50,100)	(30,549)
Corporate and other	712	758	1,442	(20,124)	(41,299)	(41,933)

From continuing operations	$954,600	$923,405	$932,944	$(67,565)	$42,461	$76,122

Note:
This table excludes our Davenport and Biloxi operations which have been classified as discontinued operations.

(1)
Reflects results since opening on October 30, 2012.

(2)
Reflects results since opening on July 1, 2013.

(3)
We recorded goodwill impairment charges of $133.8 million and long-lived asset impairment charges of $28.3 million during fiscal 2014, goodwill impairment charges of $50.1 million during fiscal 2013 and goodwill impairment charges of $14.4 million and other valuation charges of $16.1 million in fiscal 2012.

Fiscal 2014 Compared to Fiscal 2013

        Revenues and operating expenses for the fiscal years 2014 and 2013 are as follows:

	Fiscal Year Ended
(in thousands)	April 27, 2014	April 28, 2013	Variance	Percentage Variance
Revenues:
Casino	$1,004,255	$967,142	$37,113	3.8%
Rooms	32,449	31,851	598	1.9%
Food, beverage, pari-mutuel and other	135,305	128,319	6,986	5.4%

Gross revenues	1,172,009	1,127,312	44,697	4.0%
Less promotional allowances	(217,409)	(203,907)	(13,502)	-6.6%

Net revenues	954,600	923,405	31,195	3.4%
Operating expenses:
Casino	158,019	150,075	7,944	5.3%
Gaming taxes	254,685	241,038	13,647	5.7%
Rooms	7,023	6,654	369	5.5%
Food, beverage, pari-mutuel and other	44,116	41,289	2,827	6.8%
Marine and facilities	57,624	54,509	3,115	5.7%
Marketing and administrative	234,690	226,397	8,293	3.7%
Corporate and development	28,455	33,953	(5,498)	-16.2%
Valuation charges	162,100	50,100	112,000	N/M
Litigation accrual reversals	(9,330)	—	(9,330)	N/M
Preopening	3,898	5,765	(1,867)	N/M
Depreciation and amortization	80,885	71,164	9,721	13.7%

Total operating expenses	$1,022,165	$880,944	141,221	16.0%

        Casino—Casino revenues increased $37.1 million, or 3.8%, in fiscal 2014 compared to fiscal 2013. Excluding casino revenues of $54.9 million at our Cape Girardeau and Nemacolin properties during the comparative periods for which they were not open during the prior year, our casino revenues decreased $17.8 million, or 1.8%. Casino revenues decreased at our Natchez, Lula and Kansas City properties by $12.2 million due to market conditions and weather. Casino revenues decreased at our Iowa and Boonville properties by $12.5 million due to disruptions and weather. These decreases were offset by a $14.2 million increase at our Pompano property resulting from focused marketing efforts and overall market growth.

        The majority of our casino revenues are derived from slot machines (representing approximately 90.0% of our casino revenues in each fiscal 2014 and 2013) and, to a lesser extent, table games, which is highly depended upon the volume and spending limits of customers at our properties.

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

        Casino operating expenses increased $7.9 million, or 5.3% for fiscal 2014 compared to fiscal 2013. Excluding casino operating expenses of $4.6 million and $5.7 million at our Cape Girardeau and Nemacolin properties, respectively, during the comparative period for which they were not open during the prior year, casino operating expenses decreased $2.4 million, or 1.6% proportionately with the change in casino revenues.

        Gaming Taxes—State and local gaming taxes increased $13.6 million, or 5.7%, for fiscal 2014 compared to fiscal 2013. Excluding gaming taxes of $7.9 million and $10.7 million at our Cape Girardeau and Nemacolin properties, respectively, during the comparative period for which they were not open during the prior year, gaming taxes decreased $5.0 million, or 2.0%, commensurate with casino revenues.

        Rooms—Rooms revenue increased $0.6 million, or 1.9%, in fiscal 2014 compared to fiscal 2013, primarily a result of construction disruption at our Lake Charles and Black Hawk properties during hotel renovations in fiscal 2013.

        Rooms expense increased $0.4 million, or 5.5%, in fiscal 2014 compared to fiscal 2013.

        Food, Beverage, Pari-Mutuel and Other—Food, beverage, pari-mutuel and other revenues increased $7.0 million, or 5.4%, in fiscal 2014 compared to fiscal 2013. Excluding food, beverage and other revenues of $3.7 million and $3.0 million at our Cape Girardeau and Nemacolin properties, respectively, during the comparative period for which they were not open during the prior year, food, beverage, pari-mutuel and other revenues increased $0.3 million or, 0.2%.

        Food, Beverage, Pari-Mutuel and Other operating expenses increased $2.8 million, or 6.8%, in fiscal 2014 compared to fiscal 2013. Excluding food, beverage and other expenses of $1.2 million and $1.3 million at our Cape Girardeau and Nemacolin properties, respectively, during the comparative period for which they were not open during the prior year, food, beverage, pari-mutuel and other expenses increased $0.3 million, or 0.9%.

        Promotional Allowances—Promotional allowances increased $13.5 million, or 6.6%, in fiscal 2014 compared to fiscal 2013. Excluding promotional allowances of $5.0 million and $6.2 million at our Cape Girardeau and Nemacolin properties, respectively, during the comparative period for which they were not open during the prior year, promotional allowances increased $2.3 million, or 1.2%.

        Marine and Facilities—Marine and facilities expenses increased $3.1 million, or 5.7%, for fiscal 2014 compared to fiscal 2013. Excluding marine and facilities expenses of $1.6 million and $1.2 million at our Cape Girardeau and Nemacolin properties, respectively, marine and facilities expenses decreased $0.3 million, or 0.5%.

        Marketing and Administrative—Marketing and administrative expenses increased $8.3 million, or 3.7%, for fiscal 2014 compared to fiscal 2013. Excluding marketing and administrative expenses of $7.9 million and $9.0 million at our Cape Girardeau and Nemacolin properties, marketing and administrative expenses decreased $8.6 million, or 3.8%, reflecting changes in our marketing programs as well as savings from cost reduction initiatives.

        Corporate and Development—During fiscal 2014, our corporate and development expenses were $28.5 million compared to $34.0 million for fiscal 2013. Fiscal 2014 includes a gain of $1.0 million from the sale of our corporate aircraft and fiscal 2013 included $1.5 million of non-recurring debt refinancing costs. The remaining decrease is a reduction of stock compensation expense of $0.6 million and as a result of savings achieved through cost reduction initiatives.

        Depreciation and Amortization—Depreciation and amortization expense for fiscal 2014 compared to fiscal 2013 increased $9.7 million, primarily related to the depreciation at our Cape Girardeau and Nemacolin properties.

  Other Income (Expense), Income Taxes and Discontinued Operations

        Interest expense, interest income, derivative income, income tax benefit (provision) and income from discontinued operations, net of income taxes for the fiscal years 2014 and 2013 are as follows:

	Fiscal Year Ended
(in thousands)	April 27, 2014	April 28, 2013	Variance	Percentage Variance
Interest expense	$(81,342)	$(89,446)	$8,104	-9.1%
Interest income	349	502	(153)	-30.5%
Derivative income	398	748	(350)	-46.8%
Income tax benefit (provision)	18,494	(6,732)	25,226	NM
Income from discontinued operations, net of income taxes	1,980	4,898	(2,918)	N/M

        Interest Expense—Interest expense decreased $8.1 million, or 9.1%, in fiscal 2014 compared to fiscal 2013. The decrease is primarily a result of the reversal of $7.4 million in interest expense related to the Greek litigation proceedings and the reversal of $0.2 million in interest expense related to the Silver Land legal proceedings during fiscal 2014.

Fiscal 2013 Compared to Fiscal 2012

        Revenues and operating expenses for the fiscal years 2013 and 2012 are as follows:

	Fiscal Year Ended
(in thousands)	April 28, 2013	April 29, 2012	Variance	Percentage Variance
Revenues:
Casino	$967,142	$955,897	$11,245	1.2%
Rooms	31,851	32,438	(587)	-1.8%
Food, beverage, pari-mutuel and other	128,319	122,983	5,336	4.3%
Insurance recoveries	—	9,266	(9,266)	N/M

Gross revenues	1,127,312	1,120,584	6,728	0.6%
Less promotional allowances	(203,907)	(187,640)	(16,267)	-8.7%

Net revenues	923,405	932,944	(9,539)	-1.0%
Operating expenses:
Casino	150,075	147,205	2,870	1.9%
Gaming taxes	241,038	237,135	3,903	1.6%
Rooms	6,654	6,990	(336)	-4.8%
Food, beverage, pari-mutuel and other	41,289	40,028	1,261	3.2%
Marine and facilities	54,509	55,319	(810)	-1.5%
Marketing and administrative	226,397	224,885	1,512	0.7%
Corporate and development	33,953	40,248	(6,295)	-15.6%
Valuation charges and expense recoveries	50,100	30,549	19,551	N/M
Preopening	5,765	615	5,150	N/M
Depreciation and amortization	71,164	73,848	(2,684)	-3.6%

Total operating expenses	$880,944	$856,822	24,122	2.8%

        Casino—Casino revenues increased $11.2 million, or 1.2%, in fiscal 2013 compared to fiscal 2012. Excluding casino revenues of $35.3 million at our Cape Girardeau property, casino revenues decreased $24.1 million, or 2.6%, due in part to the extra week in fiscal 2012 compared to fiscal 2013.

        The majority of our casino revenues are derived from slot machines (representing approximately 90.0% and 89.4% of our casino revenues in fiscal years 2013 and 2012, respectively) and, to a lesser extent, table games, which is highly depended upon the volume and spending limits of customers at our properties.

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

        Casino operating expenses increased $2.9 million, or 1.9% for fiscal 2013 compared to fiscal 2012. Excluding casino operating expenses of $5.7 million at our Cape Girardeau property, casino operating expenses decreased $2.8 million, or 1.9%.

        Gaming Taxes—State and local gaming taxes increased $3.9 million, or 1.6%, for fiscal 2013 compared to fiscal 2012. Excluding gaming taxes of $10.2 million at our Cape Girardeau property, gaming taxes decreased $6.3 million, or 2.7%, commensurate with casino revenues.

        Rooms—Rooms revenue decreased $0.6 million, or 1.8%, in fiscal 2013 compared to fiscal 2012, primarily a result of construction disruption at our Lake Charles and Black Hawk properties during hotel renovations in fiscal 2013.

        Food, Beverage, Pari-Mutuel and Other—Food, beverage, pari-mutuel and other revenues increased $5.3 million, or 4.3%, in fiscal 2013 compared to fiscal 2012, which included $4.8 million of food, beverage and other revenues at our Cape Girardeau property.

        Food, Beverage, Pari-Mutuel and Other operating expenses increased $1.3 million, or 3.2%, in fiscal 2013 compared to fiscal 2012. Excluding food, beverage and other expenses of $1.9 million at our Cape Girardeau property, food, beverage, pari-mutuel and other expenses decreased $0.6 million, or 1.6%.

        Promotional Allowances—Promotional allowances increased $16.3 million, or 8.7%, in fiscal 2013 compared to fiscal 2012. Excluding promotional allowances of $7.3 million at our Cape Girardeau property, promotional allowances increased $9.0 million, or 4.5%.

        Marine and Facilities—Marine and facilities expenses decreased $0.8 million, or 1.5%, for fiscal 2013 compared to fiscal 2012. Excluding marine and facilities expenses of $1.8 million at our Cape

Girardeau property, marine and facilities expenses decreased $2.6 million, or 4.9%, primarily reflecting cost savings from operating one vessel in Lake Charles.

        Marketing and Administrative—Marketing and administrative expenses increased $1.5 million, or 0.7%, for fiscal 2013 compared to fiscal 2012. Excluding marketing and administrative expenses of $8.8 million at our Cape Girardeau property, marketing and administrative expenses decreased $7.3 million, or 3.3%, reflecting reductions at our Lake Charles, Black Hawk and Kansas City properties.

        Corporate and Development—During fiscal 2013, our corporate and development expenses were $34.0 million compared to $40.2 million for fiscal 2012. The decrease is primarily a result of decreases in incentive compensation of $3.9 million, stock-based compensation expense of $2.5 million, and insurance costs of $1.3 million, offset by refinancing costs of $1.5 million.

        Depreciation and Amortization—Depreciation and amortization expense for fiscal 2013 compared to fiscal 2012 decreased $2.7 million, primarily due to certain assets becoming fully depreciated, offset by Cape Girardeau depreciation of $5.6 million.

  Other Income (Expense), Income Taxes and Discontinued Operations

        Interest expense, interest income, derivative income, income tax provision and loss from discontinued operations, net of income taxes for the fiscal years 2013 and 2012 are as follows:

	Fiscal Year Ended
(in thousands)	April 28, 2013	April 29, 2012	Variance	Percentage Variance
Interest expense	$(89,446)	$(87,884)	$(1,562)	1.8%
Interest income	502	819	(317)	-38.7%
Derivative income	748	439	309	70.4%
Income tax provision	(6,732)	(15,119)	8,387	-55.5%
Loss from discontinued operations, net of income taxes	4,898	(104,130)	109,028	N/M

        Interest Expense—Interest expense increased $1.6 million, or 1.8%, in fiscal 2013 compared to fiscal 2012. The increase is primarily a result of the write-off of deferred financing costs during the year of $3.3 million, offset by capitalized interest of $2.6 million related to construction projects during fiscal 2013.

  Liquidity and Capital Resources

        Cash Flows from Operating Activities—During fiscal 2014, we generated $86.8 million in cash flows from operating activities compared to generating $116.0 million during fiscal 2013. The year over year decrease in cash flows from operating activities is the result of business volumes and working capital changes. Additionally, the cash flows from operating activities for fiscal 2013 includes the collection of $7.5 million of insurance receivables related to flooding during fiscal 2012.

        Cash Flows used in Investing Activities—During fiscal 2014 we generated $6.1 million from investing activities compared to using $123.4 million during fiscal 2013. Significant investing activities during fiscal 2014 included net proceeds from the sale of assets of $49.9 which is primarily attributable to the sale of our casino in Davenport. These inflows were offset by $38.1 million of capital expenditures as well as an additional $7.5 million toward a Nemacolin table gaming license.

        Significant investing activities during fiscal 2013 included capital expenditures of $153.2 million, including $79.0 million relating to Cape Girardeau and $28.7 million relating to Nemacolin, offset by $33.2 million in net proceeds from the sale of our casino in Biloxi, Mississippi.

        Cash Flows used in Financing Activities—During fiscal 2014, our financing activities primarily consisted of utilizing $91.5 million of cash to reduce borrowings under our Credit Facility.

        During fiscal 2013, we completed $700 million in issuances of new indebtedness. The net proceeds from these offerings, along with borrowings under our credit facility, were used to retire $357.3 million in subordinated notes and to repay and cancel $490.0 million in term loans under our credit facility. To complete these financing transactions, we incurred and capitalized $21.5 million in deferred financing costs.

        These financing transactions extended our major debt maturities to April 2018 and beyond. Prior to the completion of these transactions, our credit facility matured in fiscal 2016 and $357.3 million of senior subordinated notes matured in fiscal 2014. In addition, we converted the variable interest rate term loan borrowings under our credit facility to fixed interest rate senior notes. As of April 27, 2014, 93.9% of our indebtedness is at fixed rates compared to 57.1% at April 29, 2012.

        Availability of Cash and Additional Capital—At April 27, 2014, we had cash and cash equivalents of $69.8 million and marketable securities of $27.3 million. As of April 27, 2014, we had $64.7 million in outstanding revolving credit borrowings under our senior secured credit facility and our net line of credit availability was approximately $184 million, as limited by our maximum consolidated total leverage ratio covenant.

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

        In June 2013, we completed the construction of Lady Luck Nemacolin, a new casino at the Nemacolin Woodlands Resort in Western Pennsylvania and our casino opened July 1, 2013 at a total cost of $55.1 million.

        On February 1, 2013, we signed an agreement with Tower Investments, Inc. to manage The Provence, the resort and casino on North Broad Street, Philadelphia, proposed by Tower Entertainment, LLC (the "Tower JV"), if the project is selected by the Pennsylvania Gaming Control Board. The Tower JV is one of five applicants for the final gaming license in Philadelphia. As part of our agreement with the Tower JV, we committed to loan $25 million to the Tower JV for the purpose of securing the Pennsylvania gaming license fee relating to the project. The commitment for the loan is secured by a stand by letter of credit, which can only be drawn upon if the Tower JV is awarded the license. If the Tower JV is selected, we have the option to either 1) be repaid from the proceeds of permanent financing, or 2) convert the $25 million loan into a minority investment in the Tower JV.

        Historically, we have made significant investments in property and equipment and expect that our operations will continue to demand ongoing investments to keep our properties competitive. In fiscal 2015, we expect to make several improvements to our properties as well as ongoing maintenance capital totaling approximately $47 million to $50 million. The timing, completion and amount of additional capital projects will be subject to improvement of economic and local market conditions, cash flows from our continuing operations and borrowing availability under our Credit Facility.

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

        Goodwill and Other Intangible Assets—At April 27, 2014, we had goodwill and other intangible assets of $163.9 million, representing 12.7% of total assets. In accordance with ASC Topic 350, Intangibles—Goodwill and Other, if necessary, we perform an annual impairment test for goodwill and indefinite-lived intangible assets as of the first day of the fourth fiscal quarter of each year, or on an interim basis if indicators of impairment exist. For properties with goodwill and/or other intangible assets with indefinite lives, this test requires the comparison of the fair value of each reporting unit to carrying value.

        We must make various assumptions and estimates in performing our impairment testing. The fair value determination includes estimates of future cash flows that are based on reasonable and supportable assumptions which represent our best estimates of the cash flows expected to result from the use of the assets including their eventual disposition and by a market approach based upon valuation multiples for similar companies. Changes in estimates, increases in our cost of capital, reductions in transaction multiples, operating and capital expenditure assumptions or application of alternative assumptions and definitions, could produce significantly different results. Future cash flow estimates are, by their nature, subjective and actual results may differ materially from our estimates. If our ongoing estimates of future cash flows are not met, we may have to record additional impairment charges in future accounting periods. Our estimates of cash flows are based on the current regulatory, social and economic climates, recent operating information and budgets, assumptions regarding the impact of new competitors and current operating plans of the various properties where we conduct operations. These estimates could be negatively impacted by changes in federal, state or local regulations, economic downturns, internal operating decisions, or other events affecting various forms of travel and access to our properties.

        In conjunction with our fiscal 2014 annual impairment testing, we recorded goodwill impairment charges of $133.8 million. The charges consist of $60.0 million at our Bettendorf property, $24.2 million at our Lake Charles property, $36.0 million at our Lula property, $8.6 million at our Natchez property, and $5.0 million at our Vicksburg property. These impairment charges were a result of deteriorating operating performance and the impact of new and forthcoming competition. We noted that our other reporting units with goodwill and/or other long-lived intangibles had fair values which exceeded their carrying values by at least 10%. Three of our reporting units with current fiscal year impairment charges still have goodwill totaling $39.5 million. These reporting units could be subject to future impairment charges to the extent their future casino revenues deteriorate, discount rates or transaction multiples change significantly or we do not achieve our cash flow projections.

        Property and Equipment—At April 27, 2014, we had property and equipment, net of accumulated depreciation of $955.6 million, representing 74.1% of our total assets. We capitalize the cost of property and equipment. Maintenance and repairs that neither materially add to the value of the property or equipment nor appreciably prolong its life are charged to expense as incurred. We depreciate property and equipment on a straight-line basis over their estimated useful lives. The estimated useful lives are based on the nature of the assets as well as our current operating strategy. Future events such as property expansions, new competition, changes in technology and new regulations could result in a change in the manner in which we are using certain assets requiring a change in the estimated useful lives of such assets.

        Impairment of Long-lived Assets—We evaluate long-lived assets for impairment in accordance with the guidance in the Impairment or Disposal of Long Lived Assets subsection of ASC Topic 360, Property, Plant and Equipment ("ASC Topic 360"). For a long-lived asset to be held and used, we review the asset for impairment whenever events or changes in circumstances indicate the carrying amount may not be recoverable. In assessing the recoverability of the carrying value of such property, equipment and other long-lived assets, we make assumptions regarding future cash flows and residual values. If these estimates or the related assumptions are not achieved or change in the future, we may be required to record an impairment loss for these assets. In evaluating impairment of long-lived assets for newly opened operations, estimates of future cash flows and residual values may require some period of actual results to provide the basis for an opinion of future cash flows and residual values used in the determination of an impairment loss for these assets. For assets held for disposal, we recognize the asset at the lower of carrying value or fair market value, less cost of disposal based upon appraisals, discounted cash flows or other methods as appropriate. An impairment loss would be recognized as a non-cash component of operating income.

        During fiscal 2014, we recorded impairment charges related to our Nemacolin and Natchez properties of $26.4 million and $1.9 million, respectively. As a result of operating performance and projected future operating results, it was determined that the value of our long-lived assets were impaired. The impairment charge consisted of $12.2 million recorded to write-off our Nemacolin gaming licenses and $16.1 million to reduce the carrying value of our fixed assets to their estimated fair value. During fiscal 2012, following our agreement to sell our Biloxi property, we recognized an impairment loss of $112.6 million in discontinued operations related to the assets held for sale. We also recognized during fiscal 2012 an impairment charge of $16.1 million related to the sale of certain long-lived assets at our Lake Charles property.

        Self-Insurance Liabilities—We are self-funded up to a maximum amount per claim for our employee-related health care benefits program, workers' compensation and general liabilities. Claims in excess of this maximum are fully insured through a stop-loss insurance policy. We accrue a discounted estimate for workers' compensation and general liabilities based on claims filed and estimates of claims incurred but not reported. We rely on independent consultants to assist in the determination of estimated accruals. While the ultimate cost of claims incurred depends on future developments, such as increases in health care costs, in our opinion, recorded reserves are adequate to cover future claims payments. Based upon our current accrued insurance liabilities, a 1% change in our discount factor would cause a $0.7 million change in our accrued self-insurance liability.

        Income Tax Assets and Liabilities—We account for income taxes in accordance with the guidance in ASC Topic 740, Income Taxes ("ASC Topic 740"). We are subject to income taxes in the United States and in several states in which we operate. We recognize a current tax asset or liability for the estimated taxes refundable or payable based upon application of the enacted tax rates to taxable income in the current year. Additionally, we are required to recognize a deferred tax liability or asset for the estimated future tax effects attributable to temporary differences. Temporary differences occur when differences arise between: (a) the amount of taxable income and pretax financial income for a year and (b) the tax basis of assets or liabilities and their reported amounts in financial statements. Deferred tax assets recognized must be reduced by a valuation allowance for any tax benefits that, in our judgment and based upon available evidence, may not be realizable. At April 27, 2014 we have reduced our deferred tax assets by a valuation allowance of $57.9 million.

        We assess our tax positions using a two-step process. A tax position is recognized if it meets a "more likely than not" threshold, and is measured at the largest amount of benefit that has a greater than 50 percent likelihood of being realized. Uncertain tax positions must be reviewed at each balance sheet date. Liabilities recorded as a result of this analysis must generally be recorded separately from any current or deferred income tax accounts, and are classified as current or long-term in the balance sheet accounts accrued liabilities-other or other long-term liabilities, respectively, based on the time until expected payment. We recognize accrued interest and penalties related to unrecognized tax benefits in income tax expense.

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

  Contractual Obligations and Commercial Commitments

        The following table provides information as of the end of fiscal 2014, about our contractual obligations and commercial commitments. The table presents contractual obligations by due dates and related contractual commitments by expiration dates (in millions).

	Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1 - 3 Years	4 - 5 Years	After 5 Years
Long-Term Debt	$1,067.8	$0.2	$0.3	$364.9	$702.4
Estimated interest payments on long-term debt(1)	462.6	77.8	156.7	153.0	75.1
Operating Leases	209.9	11.3	22.2	21.6	154.8
Long-Term Obligations and Other(2)	24.3	19.2	4.0	0.5	0.6
Other Long-Term Obligations	19.3	1.7	3.6	2.5	11.5
Total Contractual Cash Obligations	$1,783.9	$110.2	$186.8	$542.5	$944.4

(1)
Estimated interest payment on long-term debt are based on principal amounts outstanding at our fiscal year end and forecasted LIBOR rates for our senior secured credit facility.

(2)
Long-term obligations and other include future purchase commitments.

Recently Issued Accounting Standards

        In April 2014, the FASB issued Update No. 2014-08, "Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity," which changes the definition of a discontinued operation to include only those disposals of components of an entity that represent a strategic shift that has, or will have, a major effect on an entity's operations and financial results. The amendment is effective prospectively for disposals that occur within annual periods beginning on or after December 15, 2014, and interim periods within those annual periods. Early adoption is permitted for disposals that have not been reported in financial statements previously issued. As this accounting standard is prospective, we will apply the provisions to our future financial statements as applicable.

        In May 2014, the FASB issued Update No. 2014-09, "Revenue from Contracts with Customers," which converges the FASB's and the International Accounting Standards Board's current standards on revenue recognition. The standard provides companies with a single model to use in accounting for revenue arising from contracts with customers and supersedes current revenue guidance. The standard is effective for annual and interim periods beginning after December 15, 2016. Early adoption is not permitted. The standard permits companies to either apply the adoption to all periods presented, or apply the requirements in the year of adoption through a cumulative adjustment. We are currently evaluating the impact of adopting this accounting standard update on our consolidated financial statements and disclosures.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Market risk is the risk of loss arising from adverse changes in market rates and prices, including interest rates, foreign currency exchange rates, commodity prices and equity prices. Our primary exposure to market risk is interest rate risk associated with our senior secured credit facility.

        The following table provides information at April 27, 2014 about our financial instruments that are sensitive to changes in interest rates. The table presents principal cash flows and related weighted average interest rates by expected maturity dates.

 Interest Rate Sensitivity
Principal (Notional) Amount by Expected Maturity

Fiscal year (dollars in millions)	2015	2016	2017	2018	2019	Thereafter	Total	Fair Value 4/27/2014
Liabilities
Long-term debt, including current portion
Fixed rate	$0.2	$0.2	$0.1	$0.1	$300.1	$702.4	$1,003.1	$1,047.0
Average interest rate	7.51%	7.52%	7.52%	7.52%	7.24%	7.38%
Variable rate	$—	$—	$—	$64.7	$—	$—	$64.7	$63.1
Average interest rate(1)	3.64%	4.10%	5.01%	5.67%	0.00%	0.00%

(1)
Represents the annual average LIBOR from the forward yield curve at April 27, 2014 plus the weighted average margin above LIBOR on all consolidated variable rate debt.

        As of April 27, 2014, our senior secured credit facility consisted of variable rate debt based on LIBOR. The following table depicts the estimated impact on our annual interest expense for the relative changes in interest rate based upon current debt levels:

Increase to variable rate	Increase/(decrease) (in millions)
1%	$0.6
2%	1.3
3%	1.9
4%	2.6
5%	3.3

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The following consolidated financial statements are included in this report:

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Isle of Capri Casinos, Inc.

        We have audited Isle of Capri Casinos, Inc.'s internal control over financial reporting as of April 27, 2014, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). Isle of Capri Casinos, Inc.'s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

        In our opinion, Isle of Capri Casinos, Inc. maintained, in all material respects, effective internal control over financial reporting as of April 27, 2014, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Isle of Capri Casinos, Inc. as of April 27, 2014 and April 28, 2013, and the related consolidated statements of operations, comprehensive income (loss), stockholders' equity, and cash flows for the fiscal years ended April 27, 2014, April 28, 2013, and April 27, 2012, and our report dated June 23, 2014, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

St. Louis, Missouri
June 23, 2014

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Isle of Capri Casinos, Inc.

        We have audited the accompanying consolidated balance sheets of Isle of Capri Casinos, Inc. (the Company) as of April 27, 2014 and April 28, 2013, and the related consolidated statements of operations, comprehensive income (loss), stockholders' equity, and cash flows for the fiscal years ended April 27, 2014, April 28, 2013, and April 29, 2012. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Isle of Capri Casinos, Inc. at April 27, 2014 and April 28, 2013, and the consolidated results of its operations and its cash flows for the years ended April 27, 2014, April 28, 2013, and April 29, 2012, in conformity with U.S. generally accepted accounting principles.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Isle of Capri Casinos, Inc.'s internal control over financial reporting as of April 27, 2014, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework), and our report dated June 23, 2014, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

St. Louis, Missouri
June 23, 2014

ISLE OF CAPRI CASINOS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	April 27, 2014	April 28, 2013
ASSETS
Current assets:
Cash and cash equivalents	$69,830	$68,469
Marketable securities	27,289	25,520
Accounts receivable, net of allowance for doubtful accounts of $2,120 and $2,086, respectively	12,615	11,077
Income taxes receivable	73	4,789
Deferred income taxes	4,106	1,573
Prepaid expenses and other assets	18,526	20,872

Total current assets	132,439	132,300
Property and equipment, net	955,604	1,034,026
Other assets:
Goodwill	108,970	280,803
Other intangible assets, net	54,911	60,748
Deferred financing costs, net	23,439	27,230
Restricted cash and investments	9,807	11,417
Prepaid deposits and other	4,904	7,075

Total assets	$1,290,074	$1,553,599

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current maturities of long-term debt	$230	$415
Accounts payable	20,869	34,533
Accrued liabilities:
Payroll and related	34,700	35,093
Property and other taxes	20,360	21,340
Interest	16,920	18,502
Progressive jackpots and slot club awards	16,306	16,579
Other	18,478	29,337

Total current liabilities	127,863	155,799
Long-term debt, less current maturities	1,066,071	1,156,469
Deferred income taxes	35,870	43,104
Other accrued liabilities	18,495	33,303
Other long-term liabilities	22,391	22,514
Stockholders' equity:
Preferred stock, $.01 par value; 2,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value; 60,000,000 shares authorized; shares issued: 42,066,148 at April 27, 2014 and April 28, 2013	421	421
Class B common stock, $.01 par value; 3,000,000 shares authorized; none issued	—	—
Additional paid-in capital	247,819	246,214
Retained earnings (deficit)	(201,913)	(74,227)
Accumulated other comprehensive income (loss)	—	(247)

	46,327	172,161
Treasury stock, 2,236,971 shares at April 27, 2014 and 2,470,128 shares at April 28, 2013	(26,943)	(29,751)

Total stockholders' equity	19,384	142,410

Total liabilities and stockholders' equity	$1,290,074	$1,553,599

See accompanying notes to consolidated financial statements.

ISLE OF CAPRI CASINOS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share amounts)

	Fiscal Year Ended
	April 27, 2014	April 28, 2013	April 29, 2012
Revenues:
Casino	$1,004,255	$967,142	$955,897
Rooms	32,449	31,851	32,438
Food, beverage, pari-mutuel and other	135,305	128,319	122,983
Insurance recoveries	—	—	9,266

Gross revenues	1,172,009	1,127,312	1,120,584
Less promotional allowances	(217,409)	(203,907)	(187,640)

Net revenues	954,600	923,405	932,944
Operating expenses:
Casino	158,019	150,075	147,205
Gaming taxes	254,685	241,038	237,135
Rooms	7,023	6,654	6,990
Food, beverage, pari-mutuel and other	44,116	41,289	40,028
Marine and facilities	57,624	54,509	55,319
Marketing and administrative	234,690	226,397	224,885
Corporate and development	28,455	33,953	40,248
Valuation charges	162,100	50,100	30,549
Litigation accrual reversals	(9,330)	—	—
Preopening expense	3,898	5,765	615
Depreciation and amortization	80,885	71,164	73,848

Total operating expenses	1,022,165	880,944	856,822

Operating income (loss)	(67,565)	42,461	76,122
Interest expense	(81,342)	(89,446)	(87,884)
Interest income	349	502	819
Derivative income	398	748	439

Loss from continuing operations before income taxes	(148,160)	(45,735)	(10,504)
Income tax benefit (provision)	18,494	(6,732)	(15,119)

Loss from continuing operations	(129,666)	(52,467)	(25,623)
Income (loss) from discontinued operations, including loss on sale, net of income tax (provision) benefit of ($1,226), $0 and $2,026 for the fiscal years ended 2014, 2013 and 2012, respectively	1,980	4,898	(104,130)

Net loss attributable to common stockholders	$(127,686)	$(47,569)	$(129,753)

Earnings (loss) per common share attributable to common stockholders—basic and diluted:
Loss from continuing operations	$(3.26)	$(1.33)	$(0.66)
Income (loss) from discontinued operations including gain on sale, net of income taxes	0.05	0.12	(2.69)

Net loss attributable to common stockholders	$(3.21)	$(1.21)	$(3.35)

Weighted average basic shares	39,731,766	39,340,325	38,753,098
Weighted average diluted shares	39,731,766	39,340,325	38,753,098

See accompanying notes to consolidated financial statements.

ISLE OF CAPRI CASINOS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Fiscal Year Ended
	April 27, 2014	April 28, 2013	April 29, 2012
Net loss	$(127,686)	$(47,569)	$(129,753)
Other comprehensive income, net of tax:
Deferred hedge adjustment, net of income tax provision of $149, $357 and $789 for 2014, 2013 and 2012, respectively	247	594	1,312
Unrealized gain on interest rate cap contracts, net of income tax provision of $8 and $41 for 2013 and 2012, respectively	—	14	68

Other comprehensive income	247	608	1,380

Comprehensive loss	$(127,439)	$(46,961)	$(128,373)

See accompanying notes to the consolidated financial statements.

ISLE OF CAPRI CASINOS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(In thousands, except share amounts)

	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Accum. Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders' Equity
Balance, April 24, 2011	42,063,569	421	254,013	103,095	(2,235)	(46,266)	309,028
Net loss	—	—	—	(129,753)	—	—	(129,753)
Other comprehensive income, net of tax	—	—	—	—	1,380	—	1,380
Exercise of stock options	2,000	—	13	—	—	—	13
Issuance of restricted stock, net of forfeitures	579	—	(9,123)	—	—	9,123	—
Reduction of tax benefit from vested and exercised stock based compensation	—	—	(4,758)	—	—	—	(4,758)
Stock compensation expense	—	—	7,710	—	—	—	7,710

Balance, April 29, 2012	42,066,148	421	247,855	(26,658)	(855)	(37,143)	183,620
Net loss	—	—	—	(47,569)	—	—	(47,569)
Other comprehensive income, net of tax	—	—	—	—	608	—	608
Exercise of stock options	—	—	(536)	—	—	1,204	668
Issuance of restricted stock, net of forfeitures	—	—	(6,188)	—	—	6,188	—
Reduction of tax benefit from vested and exercised stock based compensation	—	—	(10)	—	—	—	(10)
Stock compensation expense	—	—	5,093	—	—	—	5,093

Balance, April 28, 2013	42,066,148	421	246,214	(74,227)	(247)	(29,751)	142,410
Net loss	—	—	—	(127,686)	—	—	(127,686)
Other comprehensive income, net of tax	—	—	—	—	247	—	247
Issuance of restricted stock, net of forfeitures	—	—	(2,808)	—	—	2,808	—
Stock compensation expense	—	—	4,413	—	—	—	4,413

Balance, April 27, 2014	42,066,148	$421	$247,819	$(201,913)	$—	$(26,943)	$19,384

See accompanying notes to consolidated financial statements.

ISLE OF CAPRI CASINOS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Fiscal Year Ended
	April 27, 2014	April 28, 2013	April 29, 2012
Operating activities:
Net loss	$(127,686)	$(47,569)	$(129,753)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation and amortization	82,245	73,419	83,526
Amortization and write-off of deferred financing costs	4,464	7,461	6,072
Amortization of debt discount	242	220	211
Litigation accrual reversals	(16,953)	—	—
Valuation charges	162,100	51,600	143,113
Deferred income taxes	(9,913)	5,728	11,176
Stock compensation expense	4,413	5,093	7,710
Gain on derivative instruments	(398)	(748)	(439)
Loss (gain) on disposal of assets	(535)	32	95
Changes in operating assets and liabilities:
Marketable securites	(1,769)	(578)	(2,769)
Accounts receivable	(1,537)	(3,567)	2,012
Income taxes receivable	4,716	(2,628)	1,705
Insurance receivable	—	7,497	(7,263)
Prepaid expenses and other assets	4,120	(109)	8,468
Accounts payable and accrued liabilities	(16,760)	20,191	(5,805)

Net cash provided by operating activities	86,749	116,042	118,059

Investing activities:
Purchase of property and equipment	(38,149)	(153,245)	(75,333)
Proceeds from asset sales, net	49,881	33,253	14,940
Payments towards gaming license	(7,500)	(5,000)	—
Restricted cash and investments	1,879	1,543	344

Net cash provided by (used in) investing activities	6,111	(123,449)	(60,049)

Financing activities:
Proceeds from long-term debt borrowings	—	700,000	—
Net (repayments) borrowings on line of credit	(90,200)	154,900	(33,000)
Principal repayments on long-term debt	(626)	(852,667)	(5,374)
Payment of deferred financing costs	(673)	(21,486)	(366)
Proceeds from exercise of stock options	—	668	13

Net cash used in financing activities	(91,499)	(18,585)	(38,727)

Net increase (decrease) in cash and cash equivalents	1,361	(25,992)	19,283
Cash and cash equivalents at beginning of year	68,469	94,461	75,178

Cash and cash equivalents at end of year	$69,830	$68,469	$94,461

See accompanying notes to consolidated financial statements.

ISLE OF CAPRI CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share amounts)

1. Organization

        Organization—Isle of Capri Casinos, Inc., a Delaware corporation, was incorporated in February 1990. Except where otherwise noted, the words "we," "us," "our" and similar terms, as well as "Company," refer to Isle of Capri Casinos, Inc. and all of its subsidiaries. We are a developer, owner and operator of branded gaming facilities and related lodging and entertainment facilities in markets throughout the United States. Our wholly owned subsidiaries own or operate fifteen casino gaming facilities in the United States located in Black Hawk, Colorado; Pompano Beach, Florida; Bettendorf, Marquette and Waterloo, Iowa; Lake Charles, Louisiana; Lula, Natchez and Vicksburg, Mississippi; Boonville, Cape Girardeau, Caruthersville and Kansas City, Missouri; and Nemacolin, Pennsylvania.

2. Summary of Significant Accounting Policies

        Basis of Presentation—The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated. We view each property as an operating segment and all operating segments have been aggregated into one reporting segment.

        Discontinued operations include our Davenport, Iowa property sold in February 2014 and our Biloxi, Mississippi property sold in November 2012.

        Fiscal Year-End—Our fiscal year ends on the last Sunday in April. Periodically, this system necessitates a 53-week year. Fiscal years 2014 and 2013 were 52-week years, which commenced on April 29, 2013 and April 30, 2012, respectively. Fiscal year 2012 was a 53-week year, which commenced on April 25, 2011, with the fourth quarter having 14 weeks. Fiscal 2015 will be a 52-week year.

        Reclassifications—Certain reclassifications of prior year presentations have been made to conform to the fiscal 2014 presentation.

        Use of Estimates—The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

        Cash and Cash Equivalents—We consider all highly liquid investments purchased with an original maturity of three months or less as cash equivalents. Cash also includes the minimum operating cash balances required by state regulatory bodies, which totaled $23,139 and $25,256 at April 27, 2014 and April 28, 2013, respectively.

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

        Certain property currently leased in Bettendorf, Iowa and at our Nemacolin, Pennsylvania casino is accounted for in accordance with Accounting Standards Codification ("ASC") Topic 840, Leases ("ASC 840").

        We periodically evaluate the carrying value of long-lived assets to be held and used in accordance with ASC Topic 360, Property, Plant and Equipment ("ASC 360") which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amounts. In assessing the recoverability of the carrying value of such property, equipment and other long-lived assets, we make assumptions regarding future cash flows and residual values. In estimating expected future cash flows, assets are grouped at the lowest level of identifiable cash flows, which is usually the individual property. If the assets are determined to be impaired, a loss is recognized based on the amount by which the carrying amount exceeds the estimated fair market value of the long-lived assets.

        Capitalized Interest—The interest cost associated with major development and construction projects is capitalized and included in the cost of the project. When no debt is incurred specifically for a project, interest is capitalized on amounts expended on the project using the weighted-average cost of our borrowings. Capitalization of interest ceases when the project is substantially complete or development activity is suspended. Capitalized interest was $185, $2,647, and $1,105 for fiscal years 2014, 2013 and 2012, respectively.

        Restricted Cash and Investments—We classify cash and investments which are either statutorily or contractually restricted as to withdrawal or usage as restricted cash short-term, included in prepaid expenses and other assets, or restricted cash and investments long-term based on the duration of the underlying restriction. Restricted cash primarily includes amounts related to state tax bonds and other gaming-related bonds, and amounts held in escrow related to leases. Restricted investments relate to trading securities pledged as collateral by our captive insurance company.

        Goodwill and Other Intangible Assets—Goodwill represents the excess of cost over the net identifiable tangible and intangible assets of acquired businesses and is stated at cost, net of impairments, if any. Other intangible assets include values attributable to acquired gaming licenses,

ISLE OF CAPRI CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(amounts in thousands, except share and per share amounts)

2. Summary of Significant Accounting Policies (Continued)

customer lists, and trademarks. ASC Topic 350, Intangibles—Goodwill and Other ("ASC 350") requires these assets be reviewed for impairment at least annually or on an interim basis if indicators of impairment exist. We perform our annual impairment test as of the first day of the fourth fiscal quarter. Goodwill for relevant reporting units is tested for impairment using; 1) a discounted cash flow analysis based on forecasted future results discounted at the weighted average cost of capital and, 2) by using a market approach based upon public trading and recent transaction valuation multiples for similar companies. Intangible assets with indefinite lives not subjects to amortization are reviewed by comparing the fair value of the recoded assets to their carrying amount. We review, at least annually, the continued use of an indefinite useful life. If these intangible assets are determined to have a finite useful life, they are amortized over their estimated remaining useful lives.

        Deferred Financing Costs—The costs of issuing long-term debt are capitalized and amortized using the effective interest method over the term of the related debt.

        Self-Insurance—We are self-funded up to a maximum amount per claim for employee-related health care benefits, workers' compensation and general liabilities. Claims in excess of this maximum are fully insured through stop-loss insurance policies. We accrue for workers' compensation and general liabilities on a discounted basis based on claims filed and estimates of claims incurred but not reported. The estimates have been discounted at 1.1% and 0.8% at April 27, 2014 and April 28, 2013, respectively, or a discount of $796 and $593, respectively. We utilize independent consultants to assist management in its determination of estimated insurance liabilities. As of April 27, 2014 and April 28, 2013, we have accrued $16,011 and $17,335, respectively, for employee-related health care and workers' compensation which are included in accrued liabilities—payroll in the accompanying consolidated balance sheet, and we have accrued $11,774 and $11,273, respectively, for general liability claims which are included in accrued liabilities—other in the accompanying consolidated balance sheets. While the total cost of claims incurred depends on future developments, in management's opinion, recorded reserves are adequate to cover future claims payments.

        Revenue Recognition—In accordance with gaming industry practice, we recognize casino revenues as the net win from gaming activities. Casino revenues are net of accruals for anticipated payouts of progressive slot and table game jackpots. Revenues from rooms, food, beverage, entertainment and the gift shop are recognized at the time the related service or sale is performed or realized.

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

	Fiscal Year Ended
	April 27, 2014	April 28, 2013	April 29, 2012
Rooms	$8,956	$8,979	$8,603
Food and beverage	65,287	60,557	57,250
Other	519	602	970

Total cost of complimentary services	$74,762	$70,138	$66,823

        Players Club Awards—We provide patrons with rewards based on the amounts wagered on casino games. A liability has been established based on the estimated value of these outstanding rewards, considering the age of the points and prior redemption history.

        Advertising—Advertising costs are expensed the first time the related advertisement appears. Total advertising costs from continuing operations were $35,480, $32,668, and $32,045 in fiscal years 2014, 2013 and 2012, respectively.

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

        Income Taxes—We account for income taxes in accordance with ASC Topic 740, Income Taxes ("ASC 740"). ASC 740 requires the recognition of deferred income tax liabilities and deferred income tax assets for the difference between the book basis and tax basis of assets and liabilities. We have recorded valuation allowances related to net operating loss carry forwards and certain temporary differences. Recognizable future tax benefits are subject to a valuation allowance, unless such tax benefits are determined to be more likely than not realizable. We recognize accrued interest and penalties related to unrecognized tax benefits in income tax expense.

ISLE OF CAPRI CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(amounts in thousands, except share and per share amounts)

2. Summary of Significant Accounting Policies (Continued)

        Earnings (Loss) Per Common Share—In accordance with the guidance of ASC 260, Earnings Per Share ("ASC 260"), basic earnings (loss) per share ("EPS") is computed by dividing net income (loss) applicable to common stockholders by the weighted average common shares outstanding during the period. Diluted EPS reflects the additional dilution related to all potentially dilutive securities such as restricted stock units and stock options. Any potentially dilutive securities with an exercise price in excess of the average market price of our common stock during the periods presented are not considered when calculating diluted earnings per share calculations as they would be anti-dilutive.

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

        Recently Announced Accounting Standards—In April 2014, the FASB issued Update No. 2014-08, "Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity," which changes the definition of a discontinued operation to include only those disposals of components of an entity that represent a strategic shift that has, or will have, a major effect on an entity's operations and financial results. The amendment is effective prospectively for disposals that occur within annual periods beginning on or after December 15, 2014, and interim periods within those annual periods. Early adoption is permitted for disposals that have not been reported in financial statements previously issued. As this accounting standard is prospective, we will apply the provisions to our future financial statements as applicable.

        In May 2014, the FASB issued Update No. 2014-09, "Revenue from Contracts with Customers," which converges the FASB's and the International Accounting Standards Board's current standards on revenue recognition. The standard provides companies with a single model to use in accounting for revenue arising from contracts with customers and supersedes current revenue guidance. The standard is effective for annual and interim periods beginning after December 15, 2016. Early adoption is not permitted. The standard permits companies to either apply the adoption to all periods presented, or apply the requirements in the year of adoption through a cumulative adjustment. We are currently evaluating the impact of adopting this accounting standard update on our consolidated financial statements and disclosures.

ISLE OF CAPRI CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(amounts in thousands, except share and per share amounts)

3. Discontinued Operations

        The results of our discontinued operations are summarized as follows:

	Discontinued Operatons Fiscal Year Ended
	April 27, 2014	April 28, 2013	April 29, 2012
Net revenues	$29,158	$77,901	$111,881
Valuation charges	—	(1,500)	(112,564)
Pretax income (loss) from discontinued operations	3,206	4,898	(106,156)
Income tax (provision) benefit from discontinued operations	(1,226)	—	2,026
Income (loss) from discontinued operations	1,980	4,898	(104,130)

        Interest expense of $6, $15, and $21 for the fiscal years 2014, 2013, and 2012, respectively, and interest income of $0, $2, and $6 for fiscal years 2014, 2013, and 2012, respectively, has been allocated to discontinued operations and represents interest expense related to third-party debt at the respective entity.

        Davenport, Iowa—On December 4, 2013, we entered into a definitive asset purchase agreement to sell substantially all of the assets and for the assumption of certain liabilities related to our casino located in Davenport, Iowa, ("Davenport"). We completed the sale on February 3, 2014 for net cash proceeds of $48,727. Including closing costs, we recorded a loss of $459 in discontinued operations. The results of our Davenport casino operations are presented as discontinued operations for all periods presented.

        Biloxi, Mississippi—In connection with the sale of our Biloxi property in fiscal 2012, we recorded a non-cash pretax valuation charge of $112,564 to reduce the carrying value of Biloxi's net assets held for sale to the expected net realizable value at the time the contract was signed. The income tax benefit of $2,026 recorded in discontinued operations for fiscal 2012 is net of a valuation allowance of $41,029. During fiscal 2013, we recorded a $1,500 charge reflecting a credit against the purchase price to satisfy our obligation to repair the property after Hurricane Isaac, as required by the purchase agreement.

ISLE OF CAPRI CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(amounts in thousands, except share and per share amounts)

4. Property and Equipment, Net

        Property and equipment, net consists of the following:

	April 27, 2014	April 28, 2013
Property and equipment:
Land and land improvements	$195,478	$197,896
Leasehold improvements	144,667	145,708
Buildings and improvements	715,976	709,133
Riverboats and floating pavilions	102,839	124,485
Furniture, fixtures and equipment	523,646	535,132
Construction in progress	6,576	46,413

Total property and equipment	1,689,182	1,758,767
Less accumulated depreciation and amortization	(733,578)	(724,741)

Property and equipment, net	$955,604	$1,034,026

        We recorded depreciation expense of $79,700, $70,326, and $70,011 for our continuing operations for the fiscal years ended 2014, 2013, and 2012, respectively.

5. Goodwill and Other Intangible Assets

        A roll forward of goodwill is as follows:

Balance, April 29, 2012	$330,903
Impairment charge	(50,100)

Balance, April 28, 2013	280,803
Davenport sale	(38,008)
Impairment charge	(133,825)

Balance, April 27, 2014	$108,970

        Goodwill includes accumulated impairment losses of $213,125.

ISLE OF CAPRI CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(amounts in thousands, except share and per share amounts)

5. Goodwill and Other Intangible Assets (Continued)

        Other intangible assets consist of the following:

	April 27, 2014				April 28, 2013
	Historical Cost	Accumulated Amortization	Impairment Charge	Net Carrying Amount	Historical Cost	Accumulated Amortization	Net Carrying Amount
Indefinite-lived assets
Gaming licenses	$44,342	$—	$—	$44,342	$44,342	$—	$44,342
Trademarks	7,149	—	—	7,149	7,149	—	7,149
Intangible assets—subject to amortization
Gaming licenses	12,500	(347)	(12,153)	—	5,000	—	5,000
Customer relationships	6,700	(3,280)	—	3,420	6,700	(2,443)	4,257
Customer lists	15,393	(15,393)	—	—	15,393	(15,393)	—
Tradename	544	(544)	—	—	544	(544)	—

Total	$86,628	$(19,564)	$(12,153)	$54,911	$79,128	$(18,380)	$60,748

        Our indefinite-lived intangible assets consist primarily of gaming licenses and trademarks for which it is reasonably assured that we will continue to renew indefinitely. Our other finite-lived intangible assets consist of customer relationships amortized over 8 years, customer lists amortized over 2 to 4 years, and a trade name amortized over 1.5 years. The weighted average remaining life of our customer relationships is approximately 4.1 years.

        We recorded amortization expense of $1,185, $838, and $3,837 for our intangible assets subject to amortization related to our continuing operations for the fiscal years ended 2014, 2013, and 2012, respectively.

        Future amortization expense of our amortizable intangible assets is as follows:

2015	$838
2016	838
2017	838
2018	838
2019	70

Total	$3,422

ISLE OF CAPRI CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(amounts in thousands, except share and per share amounts)

6. Valuation Charges

        We recorded valuation charges as follows:

	Fiscal Year Ended
	April 27, 2014	April 28, 2013	April 29, 2012
Goodwill impairment charges:
Bettendorf	$60,000	$—	$—
Lake Charles	24,238	—	—
Lula	36,000	34,100	14,400
Natchez	8,587	16,000	—
Vicksburg	5,000	—	—

Total goodwill impairment charges	133,825	50,100	14,400
Property and equipment, net impairment charges	16,122	—	—
Intangible asset impairment charge	12,153	—	16,149

Total impairment valuation charges	$162,100	$50,100	$30,549

        Goodwill—Our goodwill impairment charges are a result of expected decreases in future cash flows as a result of unfavorable economic conditions and the impact of changes by our competitors. Competitive changes include a proposed land-based casino replacing an existing riverboat casino competing with our Bettendorf property, new casinos competing with our Lake Charles and Natchez properties and expansions by casinos competing with our Lula property.

        The fair values used in our determination of the goodwill impairment charges considered discounted cash flows and market based multiple valuation methods.

        The remaining goodwill balance by property as of April 27, 2014 is as follows:

April 27, 2014
Bettendorf	$5,713
Black Hawk	30,533
Boonville	2,599
Kansas City	7,182
Lula	6,581
Marquette	29,195
Vicksburg	27,167

Total	$108,970

        Other Long-Lived Assets—During fiscal 2014, we also recorded impairment charges related to property and equipment, net of $14,200 and $1,922 at our Nemacolin and Natchez properties, respectively and $12,153 related to intangible assets at our Nemacolin property as a result of our impairment testing under ASC 360. The fair values used in our determination of the impairment charges considered the cost replacement value of the assets adjusted for an associated risk premium or

ISLE OF CAPRI CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(amounts in thousands, except share and per share amounts)

6. Valuation Charges (Continued)

economic obsolescence, and a market based valuation multiple method. The impairments were the result of our current and future expected cash flows at our properties.

        During fiscal 2012, in connection with the sale of Grand Palais Riverboat, Inc., including its gaming license, a riverboat gaming vessel and certain other equipment, we recorded a valuation charge of $16,149 to reduce the carrying value of the net assets sold to the net proceeds realized upon sale during fiscal year 2012. This gaming license and riverboat were used as a portion of our Lake Charles, Louisiana gaming operations. We continue to operate a casino riverboat operation in Lake Charles.

7. Long-Term Debt

        Long-term debt consists of the following:

	April 27, 2014	April 28, 2013
Senior Secured Credit Facility:
Revolving line of credit, expires April 19, 2018, interest payable at least quarterly at either LIBOR and/or prime plus a margin	$64,700	$154,900
5.875% Senior Notes, interest payable semi-annually March 15 and September 15	350,000	350,000
7.75% Senior Notes, interest payable semi-annually March 15 and September 15, net of discount	298,488	298,246
8.875% Senior Subordinated Notes, interest payable semi-annually June 15 and December 15	350,000	350,000
Other	3,113	3,738

	1,066,301	1,156,884
Less current maturities	230	415

Long-term debt	$1,066,071	$1,156,469

        Senior Secured Credit Facility, as amended and restated—Our Senior Secured Credit Facility as amended and restated ("Credit Facility") consists of a $300,000 revolving line of credit. The Credit Facility is secured on a first priority basis by substantially all of our assets and guaranteed by all of our restricted subsidiaries.

        Our net revolving line of credit availability at April 27, 2014, as limited by our maximum consolidated total leverage ratio, was approximately $184,000, after consideration of $33,000 in outstanding letters of credit. We have an annual commitment fee related to the unused portion of the Credit Facility of up to 0.55% which is included in interest expense in the accompanying consolidated statements of operations. The weighted average effective interest rates of the Credit Facility for fiscal years 2014 and 2013 were 3.95% and 5.21%, respectively.

        The Credit Facility includes a number of affirmative and negative covenants, as well as certain financial covenants including maintenance of a total leverage ratio, senior secured leverage ratio and minimum interest coverage ratio. The Credit Facility also restricts our ability to make certain investments or distributions. We were in compliance with the covenants as of April 27, 2014.

ISLE OF CAPRI CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(amounts in thousands, except share and per share amounts)

7. Long-Term Debt (Continued)

        We amended our Credit Facility to modify our maximum allowed leverage and minimum interest coverage ratio covenants in fiscal 2014. This was accounted for in accordance with ASC 470-50, Debt Modifications and Extinguishments and we capitalized new deferred financing costs of $673 during fiscal year 2014.

        In connection with a previous amendment, we incurred non-cash charges, included in the statement of operations for the year ended April 28, 2013, of $2,236 related to the write-off of certain unamortized deferred financing costs. In addition, we capitalized new deferred financing costs of $6,288 in fiscal 2013.

        5.875% Senior Notes—In March 2013, we issued $350,000 of 5.875% Senior Notes due 2021 ("5.875% Senior Notes"). The net proceeds from the issuance were used to repay term loan borrowings under our Credit Facility. The 5.875% Senior Notes are guaranteed, on a joint and several basis, by substantially all of our significant subsidiaries and certain other subsidiaries as described in Note 18. All of the guarantor subsidiaries are wholly owned by us. The 5.875% Senior Notes are general unsecured obligations and rank junior to all of our senior secured indebtedness and senior to our senior subordinated indebtedness. The 5.875% Senior Notes are redeemable, in whole or in part, at our option at any time on or after June 15, 2016, with call premiums as defined in the indenture governing the 5.875% Senior Notes. We received net proceeds of $343,400 for this issuance after deducting underwriting fees. As a result of the issuance, we capitalized deferred financing costs of $7,060 in fiscal 2013.

        7.75% Senior Notes—In March 2011, we issued $300,000 of 7.75% Senior Notes due 2019 at a price of 99.264% ("7.75% Senior Notes"). The net proceeds from the issuance were used to repay term loan borrowings under our Credit Facility. The 7.75% Senior Notes are guaranteed, on a joint and several basis, by substantially all of our significant subsidiaries and certain other subsidiaries as described in Note 18. All of the guarantor subsidiaries are wholly owned by us. The 7.75% Senior Notes are general unsecured obligations and rank junior to all of our senior secured indebtedness and senior to our senior subordinated indebtedness. The 7.75% Senior Notes are redeemable, in whole or in part, at our option at any time on or after March 15, 2015, with call premiums as defined in the indenture governing the 7.75% Senior Notes.

        8.875% Senior Subordinated Notes—On August 7, 2012, we completed the issuance and sale of $350,000 of 8.875% Senior Subordinated Notes due 2020 ("8.875% Senior Subordinated Notes"). We received net proceeds of $343,000 for this issuance after deducting underwriting fees. We repurchased and retired $357,275, of previously issued Senior Subordinated Notes with the proceeds from the issuance of the 8.875% Senior Subordinated Notes and cash on hand. As a result of the issuance and retirement, we incurred expenses related to the write-off of deferred financing costs, issuance costs and other related fees of approximately $2,500, including $1,000 in non-cash charges, and capitalized deferred financing costs of $8,137 in fiscal 2013.

        The 8.875% Senior Subordinated Notes are guaranteed, on a joint and several basis, by substantially all of our significant subsidiaries and certain other subsidiaries as described in Note 18. All of the guarantor subsidiaries are wholly owned by us. The 8.875% Senior Subordinated Notes are general unsecured obligations and rank junior to all of our senior indebtedness. The 8.875% Senior

ISLE OF CAPRI CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(amounts in thousands, except share and per share amounts)

7. Long-Term Debt (Continued)

Subordinated Notes are redeemable, in whole or in part, at our option at any time on or after June 15, 2016, with call premiums as defined in the indenture governing the 8.875% Senior Subordinated Notes.

        The indentures governing the 5.875% Senior Notes, 7.75% Senior Notes and 8.875% Senior Subordinated Notes limit, among other things, our ability and our restricted subsidiaries' ability to borrow money, make restricted payments, use assets as security in other transactions, enter into transactions with affiliates, pay dividends, or repurchase stock. The indentures also limit our ability to issue and sell capital stock of subsidiaries, sell assets in excess of specified amounts or merge with or into other companies.

        Future Principal Payments of Long-term Debt—The aggregate principal payments due on long-term debt as of April 27, 2014 over the next five years and thereafter, are as follows:

Fiscal Years Ending:
2015	$230
2016	169
2017	112
2018	64,816
2019	300,094
Thereafter	702,392

1,067,813
Unamortized debt discount	(1,512)

$1,066,301

8. Other Long-Term Obligations

        Nemacolin Woodlands Resort—We entered into agreements with Nemacolin Woodland Resort ("Resort") in Pennsylvania to construct and manage a casino, which we opened in July 2013. Under terms of the agreements, the Resort has provided land, land improvements and a building for the casino property. The Company was deemed, for accounting purposes only, to be the owner of these assets provided by the Resort during the construction and casino operating periods due to our continuing involvement. Therefore, we are accounting for the transaction using the direct financing method. As of April 27, 2014, in accordance with ASC 840, we have recorded property, plant and equipment, net of accumulated depreciation of $6,011, and a liability of $6,100 in other long-term obligations related to the agreement.

        Quad-Cities Waterfront Convention Center—We entered into agreements with the City of Bettendorf, Iowa under which the City constructed a convention center which opened in January 2009, adjacent to our hotel. We lease, manage, and provide financial and operating support for the convention center. The Company was deemed, for accounting purposes only, to be the owner of the convention center during the construction period. Upon completion of the convention center we were precluded from accounting for the transaction as a sale and leaseback due to our continuing involvement. Therefore, we are accounting for the transaction using the direct financing method. As of April 27, 2014, we have recorded in other long-term obligations $16,291 related to our liability under

ISLE OF CAPRI CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(amounts in thousands, except share and per share amounts)

8. Other Long-Term Obligations (Continued)

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

        Future minimum payments due under other long-term obligations, including interest, as of April 27, 2014 are as follows:

Fiscal Years Ending:
2015	1,729
2016	1,767
2017	1,767
2018	1,433
2019	1,100
Thereafter	11,470

Total minimum payments	$19,266

9. Income Taxes

        Income tax benefit (provision) from continuing operations consists of the following:

	Fiscal Year Ended
	April 27, 2014	April 28, 2013	April 29, 2012
Current:
Federal	$—	$—	$415
State	7,352	(1,005)	(2,333)

	7,352	(1,005)	(1,918)
Deferred:
Federal	10,116	(3,888)	(15,628)
State	1,026	(1,839)	2,427

	11,142	(5,727)	(13,201)

Income tax benefit (provision)	$18,494	$(6,732)	$(15,119)

ISLE OF CAPRI CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(amounts in thousands, except share and per share amounts)

9. Income Taxes (Continued)

        A reconciliation of income taxes from continuing operations at the statutory corporate federal tax rate of 35% to the income tax benefit (provision) reported in the accompanying consolidated statements of operations is as follows:

	Fiscal Year Ended
	April 27, 2014	April 28, 2013	April 29, 2012
Statutory tax benefit	$51,856	$16,007	$3,676
Effects of :
State taxes	10,396	(459)	854
Reduction of unrecognized tax benefits	5,010	—	270
Other
Lobbying	(607)	(752)	(594)
Employment tax credits	1,112	665	1,082
Fines & Penalties	(26)	(204)	(55)
Meals & Entertainment	(62)	(72)	(64)
Various permanent differences	(16)	(52)	42
Interest	(446)	(161)	163
Bahamas stock loss	—	—	727
Debt basis differential	—	—	(4,529)
Goodwill impairment	(45,088)	(17,535)	(5,040)
Valuation allowance	(2,668)	(3,985)	(11,623)
Other	(967)	(184)	(28)

Income tax benefit (provision)	$18,494	$(6,732)	$(15,119)

ISLE OF CAPRI CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(amounts in thousands, except share and per share amounts)

9. Income Taxes (Continued)

        Significant components of our domestic net deferred income tax asset (liability) are as follows:

	Fiscal Year Ended
	April 27, 2014	April 28, 2013
Deferred tax liabilities:
Property and equipment	$(46,867)	$(50,835)
Goodwill and intangibles	(16,810)	(33,622)
Gain on early extinguishment of debt	(19,673)	(22,131)
Other	64	(1,161)

Total deferred tax liabilities	(83,286)	(107,749)

Deferred tax assets:
Net operating losses	72,878	80,370
Employment tax credits	22,043	20,318
Accrued expenses	8,415	6,871
Alternative minimum tax credit	1,338	1,338
Other	4,748	13,750

Total deferred tax assets	109,422	122,647
Valuation allowance on deferred tax assets	(57,900)	(56,429)

Net deferred tax asset	51,522	66,218

Net deferred tax liability	$(31,764)	$(41,531)

        Deferred income tax assets represent amounts available to reduce income taxes payable on taxable income in future years. Such assets arise because of temporary differences between the financial reporting and tax bases of assets and liabilities, as well as from net operating loss and tax credit carryforwards.

        At April 27, 2014, we have federal net operating loss carryforwards of $127,206 for income tax purposes, with expiration dates from fiscal 2025 to 2034. Approximately $41,473 of these net operating losses are attributable to our Colorado subsidiaries and can only be used to offset income earned by these entities. The remaining federal net operating losses are subject to limitations under the internal revenue code and underlying treasury regulations, which may limit the amount ultimately utilized. We also have various state income tax net operating loss carryforwards totaling $371,640 with expiration dates from fiscal 2017 to 2034. This includes both consolidated and separate company net operating loss carryforwards. We also have a federal general business and alternative minimum tax credit carryforwards of $23,381 for income tax purposes, with expiration dates from fiscal 2022 to 2034. Deferred income taxes related to NOL carryforwards have been classified as noncurrent to reflect the expected utilization of the carryforwards.

        We evaluated the realizability of our deferred tax assets and performed an analysis of all available evidence, both positive and negative, consistent with the provisions of ASC 740. Our current three-year cumulative loss is a significant piece of negative evidence. While it is primarily the result goodwill and intangible asset impairments as well as the fiscal 2013 sale of the Isle Casino Hotel in Biloxi,

ISLE OF CAPRI CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(amounts in thousands, except share and per share amounts)

9. Income Taxes (Continued)

Mississippi assets, and not an indication of continuing operations, we are required to give objective historical evidence significantly more weight than subjective evidence, such as forecasts of future income. Based on these provisions, we concluded that a valuation allowance should be booked against our deferred tax assets as of April 27, 2014 and April 28, 2013.

        A reconciliation of the beginning and ending amounts of valuation allowance is as follows:

	Federal	State	Total
Balance, April 29, 2012	$46,805	$7,410	$54,215
(Benefit) Provision	(4,114)	6,328	2,214

Balance, April 28, 2013	$42,691	$13,738	$56,429
(Benefit) Provision	(10,968)	12,439	1,471

Balance, April 27, 2014	$31,723	$26,177	$57,900

        We allocated the income tax provision and valuation allowance between continuing operations and discontinued operations consistent with the provisions of ASC 740.

        This allowance does not preclude us from utilizing the deferred tax assets in the future, nor does it reflect a change in our long-term outlook. If or when recognized, the tax benefits relating to any reversal of the valuation allowance on deferred tax assets as of April 27, 2014 will be accounted for as a reduction of income tax expense. During fiscal 2014, an increase to the valuation allowance of $1,471 was recorded as an income tax expense, which was net of a reduction of $11,993 related to the February 3, 2014 sale of Davenport and its goodwill that had previously been treated as indefinite lived.

        We account for unrecognized tax benefits in accordance with ASC 740. A reconciliation of the beginning and ending amounts of unrecognized tax benefits as follows:

	April 27, 2014	April 28, 2013	April 29, 2012
Beginning balance	$4,072	$4,072	$11,491
Impact of favorable court ruling	(4,072)	—	—
Lapse of statute of limitations	—	—	(7,419)

Ending balance	$—	$4,072	$4,072

        On February 13, 2014, the Supreme Court of Mississippi ruled in our favor with regard to positions taken on Mississippi income tax returns for fiscal years ending April 2002 through April 2008. As a result, we recognized a benefit of $4,072 related to principle and $4,025 related to interest. As of April 27, 2014, we do not have any uncertain tax positions.

        We recorded interest expense of $390, $466 and $310 in fiscal 2014, 2013 and 2012, respectively, prior to the favorable ruling. We accrued no penalties during fiscal 2014, 2013 or 2012. As of April 28, 2013, we had recognized a liability of $3,635 for interest and no amount for penalties.

ISLE OF CAPRI CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(amounts in thousands, except share and per share amounts)

9. Income Taxes (Continued)

        In fiscal 2012, the Federal statute of limitation for fiscal 2006 and fiscal 2007 lapsed. Consequently, we recognized approximately $6,704 and $475 of federal and state tax benefits, respectively, and interest income of $404 related to prior periods during the fiscal year ended April 29, 2012.

        As of April 27, 2014, we were subject to U.S. federal income tax examination for tax years 2008 - 2012. We are also subject to state and local income tax examinations for various tax years in jurisdictions where we operate.

10. Flooding

        Flooding along the Mississippi River caused five of our properties to close for portions of fiscal 2012. A summary of the closure dates and subsequent reopening is as follows:

	Closing Date	Reopening Date	Number Days Closed
Caruthersville, Missouri	May 1, 2011	May 13, 2011	12
Lula, Mississippi	May 3, 2011	June 3, 2011	31
		September 2, 2011	91	(A)
Natchez, Mississippi	May 7, 2011	June 17, 2011	41
Vicksburg, Mississippi	May 11, 2011	May 27, 2011	16

(A)
The second casino barge reopened on September 2, 2011 after flood damage was remediated.

        During fiscal 2012 we settled all of our insurance claims with our insurance carrier and recognized $9,266 of revenue, included in insurance recoveries in the consolidated statement of operations, as reimbursement under our business interruption insurance policies. We collected the insurance receivable recorded at April 29, 2012 during fiscal 2013.

ISLE OF CAPRI CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(amounts in thousands, except share and per share amounts)

11. Earnings Per Share

        The following table sets forth the computation of basic and diluted earnings (loss) per share (in thousands, except share and per share amounts):

	Fiscal Year Ended
	April 27, 2014	April 28, 2013	April 29, 2012
Numerator:
Income (loss) applicable to common shares:
Loss from continuing operations attributable to common stockholders	$(129,666)	$(52,467)	$(25,623)
Income (loss) from discontinued operations	1,980	4,898	(104,130)

Net loss attributable to the common stockholders	$(127,686)	$(47,569)	$(129,753)

Denominator:
Denominator for basic income (loss) per share—weighted average shares	39,731,766	39,340,325	38,753,098
Effect of dilutive securities	—	—	—

Denominator for diluted income (loss) per share—adjusted weighted average shares and assumed conversions	39,731,766	39,340,325	38,753,098

Basic and Diluted income (loss) per share attributable to common stockholders
Loss from continuing operations	$(3.26)	$(1.33)	$(0.66)
Income (loss) from discontinued operations	0.05	0.12	(2.69)

Net loss attributable to common stockholders	$(3.21)	$(1.21)	$(3.35)

        Our basic earnings (loss) per share are computed by dividing net income (loss) by the weighted average number of shares outstanding for the period. Due to the loss from continuing operations, stock options representing 52,501 shares, which are potentially dilutive and 753,860 stock options, which were anti-dilutive, were excluded from the calculation of common shares for diluted earnings per share for fiscal 2014. Restricted stock units representing 48,362 shares, which were potentially dilutive, and 1,254,413 restricted stock units whose minimum market performance conditions had not been achieved, were also excluded from the calculation of diluted earnings per share for fiscal 2014.

        Due to the loss from continuing operations, stock options representing 25,367 shares, which are potentially dilutive and 904,660 stock options, which were anti-dilutive, were excluded from the calculation of common shares for diluted earnings per share for fiscal 2013. As the minimum market performance conditions related to our restricted stock units had not been achieved as of April 28, 2013, 1,714,286 units were excluded from the calculation of diluted earnings per share for fiscal 2013.

        Due to the loss from continuing operations, stock options representing 21,845 shares, which are potentially dilutive and 1,161,710 stock options, which were anti-dilutive, were excluded from the calculation of common shares for diluted earnings per share for fiscal 2012.

ISLE OF CAPRI CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(amounts in thousands, except share and per share amounts)

12. Stock Based Compensation

        Under our amended and restated Long Term Incentive Plan, we have issued restricted stock units, restricted stock and stock options.

        Restricted Stock Units—During fiscal 2013 we granted restricted stock units ("RSUs") containing market performance conditions which will determine the ultimate amount of RSUs, if any, to be awarded up to 1,714,286 units. Any RSUs earned will vest 50% on April 26, 2015 and 50% on April 26, 2016. The fair value of these RSUs is determined utilizing a lattice pricing model which considers a range of assumptions including volatility and risk-free interest rates. The aggregate compensation cost related to these RSUs is $4,932 to be recognized over the vesting periods. As of April 27, 2014, our unrecognized compensation cost for these RSUs is $2,241.

        Restricted Stock—We have issued shares of restricted common stock to employees and directors under our Long Term Incentive Plan. Restricted stock awarded to employees primarily vests one-third on each of the first three anniversaries of the grant date and for directors' vests one-half on the grant date and one-half on the first anniversary of the grant date. Our aggregate estimate of forfeitures for restricted stock for employees and directors is 8% and 0%, respectively.

        Stock Options—We have issued incentive stock options and nonqualified stock options which have a maximum term of 10 years and are, generally, exercisable in yearly installments of 20% commencing one year after the date of grant. There were no stock options granted in fiscal 2014, 2013 or 2012.

        Stock Compensation Expense—Total stock compensation expense from continuing operations in the accompanying consolidated statements of operations was $4,399, $5,058, and $7,616 for the fiscal years 2014, 2013, and 2012, respectively. We recognize compensation expense for these awards on a straight-line basis over the requisite service period for each separately vesting portion of the award.

ISLE OF CAPRI CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(amounts in thousands, except share and per share amounts)

12. Stock Based Compensation (Continued)

        Activity Under Our Share Based Plans—A summary of restricted stock and option activity for fiscal 2014 is presented below:

	Restricted Stock	Weighted Average Grant-Date Fair Value	Options	Weighted Average Exercise Price
Outstanding at April 28, 2013	804,698	$7.32	1,014,660	$10.71
Granted	276,243	7.69	—	—
Exercised	—	—	—	—
Vested	(484,171)	7.56	—	—
Forfeited and expired	(43,086)	6.88	(56,800)	20.68

Outstanding at April 27, 2014	553,684	$7.33	957,860	$10.12

As of April 27, 2014:
Outstanding exercisable options	n/a		937,860	$10.09
Weighted average remaining contractual term	0.7 years		3.8 years
Aggregate intrinsic value:
Outstanding exercisable	n/a		$239
Outstanding	$3,762		$239
Nonvested:
Unrecognized compensation cost	$1,205		$12
Weighted average remaining vesting period	0.7 years		0.4 years

        Additional information relating to our share based plans is as follows:

	April 27, 2014	April 28, 2013	April 29, 2012
Restricted Stock:
Fair value of restricted stock vested during the year	$3,660	$5,272	$7,317
Stock Options:
Intrinsic value of stock options exercised	—	41	5
Proceeds from stock option exercises	—	668	13

        We have 645,914, shares available for future issuance under our equity compensation plan as of April 27, 2014, assuming the maximum number of RSUs is awarded upon vesting. Upon issuance of restricted shares or exercise of stock options, shares may be issued from available treasury or common shares.

        Tax effect of Stock Based Compensation— Upon the exercise of stock options, vested restricted stock and vested RSUs, the tax benefit (provision) related to stock compensation, subject to certain limitations, is recognized as an addition to or deduction from additional paid-in capital. During fiscal year 2014, there was no impact to additional paid-in capital related to the vesting of restricted stock. At April 27, 2014, we have deferred $1,433 of tax benefits associated with stock exercises and restricted stock vesting due to our net operating loss position.

ISLE OF CAPRI CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(amounts in thousands, except share and per share amounts)

12. Stock Based Compensation (Continued)

        Stock Repurchase—Our Board of Directors has approved a stock repurchase program, as amended, allowing up to 6,000,000 shares of our common stock to be repurchased. As of April 27, 2014, we have repurchased 4,895,792 shares of common stock, and retired 553,800 shares of common stock under this stock repurchase program. No shares were repurchased in fiscal years 2014, 2013 or 2012.

13. Deferred Compensation Plans

        2005 Deferred Compensation Plan—Our 2005 Deferred Compensation Plan (the "Plan"), as amended and restated, is an unfunded deferred compensation arrangement for the benefit of key management officers and employees of the Company and its subsidiaries. The terms of the Plan include the ability of the participants to defer, on a pre-tax basis, salary, and bonus payments in excess of the amount permitted under IRS Code Section 401(k). The terms also allow for a discretionary annual matching contribution by the Company. The Plan allows for the aggregation and investment of deferred amounts in notional investment alternatives, including units representing shares of our common stock. The liability related to the Plan as of April 27, 2014 and April 28, 2013 was $3,765 and $3,545, respectively, and is included in long-term other accrued liabilities in the consolidated balance sheets. Expense from continuing operations for our contributions related to the Plan was $79, $100, and $69 in fiscal years 2014, 2013 and 2012, respectively.

14. Supplemental Disclosure of Cash Flow Information

        For the fiscal years 2014, 2013 and 2012, we made cash payments for interest, net of capitalized interest, of $85,472, $76,235, and $83,004, respectively. We received income tax refunds, net of payments, of $4,354 in fiscal 2014 and made income tax payments, net of refunds, of $3,293 and $1,547 for fiscal 2013 and 2012, respectively.

        For fiscal 2014, 2013, and 2012, the change in accrued purchase of property and equipment in accounts payable decreased by $7,149 and $2,667 and increased by $8,315, respectively.

        For fiscal 2014, 2013 and 2012, we capitalized interest of $185, $2,647, and $1,105, respectively, primarily related to construction of our casinos at the Nemacolin Woodland Resort in Pennsylvania and in Cape Girardeau, Missouri.

15. Employee Benefit Plan

        401(k) Plan—We have a 401(k) plan covering substantially all of our employees who have completed 90 days of service. Expense for our contributions for continuing operations related to the 401(k) plan was $1,450, $1,443, and $1,430 in fiscal years 2014, 2013, and 2012, respectively. Our contribution is based on a percentage of employee contributions and may include an additional discretionary amount.

ISLE OF CAPRI CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(amounts in thousands, except share and per share amounts)

16. Interest Rate Derivatives

        We previously had interest rate derivative agreements in order to manage market risk on variable rate loans outstanding. We had an interest rate swap agreement with an aggregate notional value of $50,000 that matured in September 2013. The fair value of our interest rate swap contract as of April 28, 2013 was $794 and was included in accrued interest. We had entered into interest rate cap contracts, which matured in fiscal 2013.

        During fiscal 2010, our interest rate swaps no longer met the criteria for hedge effectiveness and changes in the fair value of the swaps since that date were recorded in derivative income in the consolidated statements of operations. The cumulative loss recorded in other comprehensive income (loss), through the date of ineffectiveness, was amortized into derivative expense over the remaining term of the individual interest rate swap agreements.

        The loss recorded in accumulated other comprehensive income (loss) of our interest rate swap contracts is recorded net of deferred income tax benefits of $149 and $357, as of April 27, 2014 and April 28, 2013, respectively.

        Derivative income related to the change in fair value of interest rate swap contracts is as follows:

	Fiscal Year Ended
	April 27, 2014	April 28, 2013	April 29, 2012
Derivative income	$794	$1,699	$2,540

        Derivative income realized associated with the amortization of cumulative loss recorded in other comprehensive income (loss) for the interest rate swaps through the date of ineffectiveness is as follows:

	Fiscal Year Ended
	April 27, 2014	April 28, 2013	April 29, 2012
Accumulated OCI amortization	$247	$594	$1,312
Change in deferred taxes	149	357	789
Derivative income (expense)	(396)	(951)	(2,101)

        The interest rate cap agreements met the criteria for hedge accounting for cash flow hedges. As a result, there was no impact on our consolidated statement of operations from changes in fair value of the interest rate cap agreements. The change in unrealized gain (loss) on our derivatives qualifying for hedge accounting was $14 and $68 for fiscal year 2013 and 2012, respectively.

ISLE OF CAPRI CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(amounts in thousands, except share and per share amounts)

17. Fair Value

        ASC Topic 820, Fair Value Measurements and Disclosures ("ASC 820") establishes a hierarchy that prioritizes fair value measurements based on the types of inputs used for the various valuation techniques (market approach, income approach, and cost approach). The levels of hierarchy are described below:

          Level 1: Inputs such as quoted prices in active markets for identical assets or liabilities that can be accessed at the measurement date.

          Level 2: Inputs other than quoted prices included within Level1 that are observable for the asset or liability, either directly or indirectly, including quoted prices for similar assets in active markets, quoted prices from identical or similar assets in inactive markets and observable inputs such as interest rate and yield curves.

          Level 3: Inputs that are not observable in the market and that include management's judgments about assumptions market participants would use.

        Items Measured at Fair Value on a Recurring Basis—The following table sets forth the assets measured at fair value on a recurring basis, by input level, in the consolidated balance sheets at April 27, 2014 and April 28, 2013:

	April 27, 2014
	Level 1	Level 2	Level 3	Total
Assets:
Marketable securities	$10,074	$17,215	$—	$27,289
Restricted cash and investments	4,459	5,348	—	9,807

	April 28, 2013
	Level 1	Level 2	Level 3	Total
Assets:
Marketable securities	$9,433	$16,087	$—	$25,520
Restricted cash and investments	3,978	7,438	—	11,416
Liabilities:
Interest rate derivatives	—	—	794	794

        Marketable securities—The estimated fair values of our marketable securities are determined on an individual asset basis based upon quoted prices of identical assets available in active markets (Level 1), quoted prices of identical assets in inactive markets, or quoted prices for similar assets in active and inactive markets (Level 2), and represent the amounts we would expect to receive if we sold these marketable securities.

        Restricted cash and investments—The estimated fair values of our restricted cash and investments are based upon quoted prices available in active markets (Level 1), or quoted prices for similar assets in active and inactive markets (Level 2), and represent the amounts we would expect to receive if we sold our restricted cash and investments.

ISLE OF CAPRI CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(amounts in thousands, except share and per share amounts)

17. Fair Value (Continued)

        Interest rate derivatives—The fair value of our interest swap contract, which matured in September 2013, was previously recorded using Level 3 inputs at the present value of all expected future cash flows based on the LIBOR-based yield curve as of the date of the valuation. The following table presents the changes in Level 3 assets measured at fair value on a recurring basis for the fiscal years ended April 27, 2014 and April 28, 2013:

	Fiscal Year Ended
Interest Rate Derivatives	April 27, 2014	April 28, 2013
Beginning balance	$(794)	$(2,493)
Realized gain	794	1,699

Ending balance	$—	$(794)

        Items Measured at Fair Value on a Non-recurring Basis—The following table sets forth the assets measured at fair value on a non-recurring basis, by input level, in the consolidated balance sheets at April 27, 2014 as well as the valuation charge recorded during fiscal 2014 associated with each category:

	April 27, 2014
		Valuation Charge
	Level 3
Assets:
Property and equipment, net	$33,796	$16,122
Goodwill	39,461	133,825
Intangible assets—subject to amortization	—	12,153

        Property and equipment, net—The cost and market approaches were used to value the property and equipment, net using various Level 2 and Level 3 inputs. Inputs included were future cash flow estimates, contractual transaction multiples, estimated replacement cost values, estimates for economic obsolescence and estimated risk premiums.

        Goodwill—The market and income approaches were used to value the goodwill utilizing various Level 2 and Level 3 inputs. Inputs included were discounted cash flow estimates, weighted average cost of capital, and transaction and valuation multiples for similar companies.

        Other intangible assets, net—The market approach was used to value other intangible assets, net utilizing various Level 2 and Level 3 inputs. Inputs included were future cash flow estimates and contractual transaction multiples.

        See Note 2 "Summary of Significant Accounting Policies" for further discussion over the model and inputs utilized.

ISLE OF CAPRI CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(amounts in thousands, except share and per share amounts)

17. Fair Value (Continued)

        Other Financial Instruments—The estimated carrying amounts and fair values of our other financial instruments are as follows:

	April 27, 2014		April 28, 2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial liabilities:
Revolving line of credit	$64,700	$63,083	$154,900	$151,802
5.875% Senior notes	350,000	351,750	350,000	357,000
7.75% Senior notes	298,488	318,576	298,246	327,698
8.875% Senior subordinated notes	350,000	373,520	350,000	381,535
Other long-term debt	3,113	3,113	3,738	3,738
Other long-term obligations	22,391	22,391	22,514	22,514

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

        During fiscal 2014, the IOC-PA, L.L.C. subsidiary changed designations from a Guarantor Subsidiary to a Non-Guarantor Subsidiary. All periods presented below reflect the operations of IOC-PA, L.L.C as a Non-Guarantor Subsidiary.

ISLE OF CAPRI CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(amounts in thousands, except share and per share amounts)

18. Consolidating Condensed Financial Information (Continued)

        Consolidating condensed balance sheets as of April 27, 2014 and April 28, 2013 are as follows:

	As of April 27, 2014
Balance Sheet	Isle of Capri Casinos, Inc. (Parent Obligor)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating and Eliminating Entries	Isle of Capri Casinos, Inc. Consolidated
Current assets	$16,131	$80,918	$35,589	$(199)	$132,439
Intercompany receivables	530,886	—	—	(530,886)	—
Investments in subsidiaries	535,662	3,358	—	(539,020)	—
Property and equipment, net	6,693	907,175	41,736	—	955,604
Other assets	35,837	151,044	20,236	(5,086)	202,031

Total assets	$1,125,209	$1,142,495	$97,561	$(1,075,191)	$1,290,074

Current liabilities	$33,447	$67,899	$26,716	$(199)	$127,863
Intercompany payables	—	495,416	35,470	(530,886)	—
Long-term debt, less current maturities	1,065,913	—	158	—	1,066,071
Other accrued liabilities	6,465	68,002	7,375	(5,086)	76,756
Stockholders' equity	19,384	511,178	27,842	(539,020)	19,384

Total liabilities and stockholders' equity	$1,125,209	$1,142,495	$97,561	$(1,075,191)	$1,290,074

	As of April 28, 2013
Balance Sheet	Isle of Capri Casinos, Inc. (Parent Obligor)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating and Eliminating Entries	Isle of Capri Casinos, Inc. Consolidated
Current assets	$19,176	$84,251	$28,922	$(49)	$132,300
Intercompany receivables	626,444	—	11,803	(638,247)	—
Investments in subsidiaries	643,257	—	—	(643,257)	—
Property and equipment, net	7,831	977,423	48,772	—	1,034,026
Other assets	50,958	317,800	23,955	(5,440)	387,273

Total assets	$1,347,666	$1,379,474	$113,452	$(1,286,993)	$1,553,599

Current liabilities	$43,139	$77,340	$35,368	$(48)	$155,799
Intercompany payables	—	613,248	25,000	(638,248)	—
Long-term debt, less current maturities	1,155,939	210	320	—	1,156,469
Other accrued liabilities	6,178	76,401	21,782	(5,440)	98,921
Stockholders' equity	142,410	612,275	30,982	(643,257)	142,410

Total liabilities and stockholders' equity	$1,347,666	$1,379,474	$113,452	$(1,286,993)	$1,553,599

ISLE OF CAPRI CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(amounts in thousands, except share and per share amounts)

18. Consolidating Condensed Financial Information (Continued)

        Consolidating condensed statements of operations for the fiscal years ended April 27, 2014, April 28, 2013, and April 29, 2012 are as follows:

	For the Fiscal Year Ended April 28, 2014
Statement of Operations	Isle of Capri Casinos, Inc. (Parent Obligor)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating and Eliminating Entries	Isle of Capri Casinos, Inc. Consolidated
Revenues:
Casino	$—	$977,551	$26,704	$—	$1,004,255
Rooms, food, beverage, pari-mutuel and other	688	164,014	12,237	(9,185)	167,754
Management fee revenue	33,307	—	—	(33,307)	—

Gross revenues	33,995	1,141,565	38,941	(42,492)	1,172,009
Less promotional allowances	—	(211,253)	(6,156)	—	(217,409)

Net revenues	33,995	930,312	32,785	(42,492)	954,600
Operating expenses:
Casino	—	152,271	5,748	—	158,019
Gaming taxes	—	244,017	10,668	—	254,685
Rooms, food, beverage, pari-mutuel and other	31,737	331,991	21,263	(9,185)	375,806
Valuation charges	—	135,747	26,353	—	162,100
Litigation accrual reversals	(1,979)	—	(7,351)		(9,330)
Management fee expense	—	32,499	808	(33,307)	—
Depreciation and amortization	1,709	73,733	5,443	—	80,885

Total operating expenses	31,467	970,258	62,932	(42,492)	1,022,165

Operating income (loss)	2,528	(39,946)	(30,147)	—	(67,565)
Interest (expense) income, net	(45,829)	(39,894)	4,730	—	(80,993)
Derivative income	398	—	—	—	398
Equity in income (loss) of subsidiaries	(125,290)	—	—	125,290	—

Income (loss) from continuing operations before income taxes	(168,193)	(79,840)	(25,417)	125,290	(148,160)
Income tax (provision) benefit	32,327	(22,439)	8,606	—	18,494

Income (loss) from continuining operations	(135,866)	(102,279)	(16,811)	125,290	(129,666)
Income of discontinued operations	1,980	916	—	(916)	1,980

Net income (loss)	$(133,886)	$(101,363)	$(16,811)	$124,374	$(127,686)

ISLE OF CAPRI CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(amounts in thousands, except share and per share amounts)

18. Consolidating Condensed Financial Information (Continued)

	For the Fiscal Year Ended April 28, 2013
Statement of Operations	Isle of Capri Casinos, Inc. (Parent Obligor)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating and Eliminating Entries	Isle of Capri Casinos, Inc. Consolidated
Revenues:
Casino	$—	$967,142	$—	$—	$967,142
Rooms, food, beverage, pari-mutuel and other	735	159,412	8,978	(8,955)	160,170
Management fee revenue	32,474	—	—	(32,474)	—

Gross revenues	33,209	1,126,554	8,978	(41,429)	1,127,312
Less promotional allowances	—	(203,907)	—	—	(203,907)

Net revenues	33,209	922,647	8,978	(41,429)	923,405
Operating expenses:
Casino	—	150,075	—	—	150,075
Gaming taxes	—	241,038	—	—	241,038
Rooms, food, beverage, pari-mutuel and other	37,769	332,904	6,849	(8,955)	368,567
Valuation charges	—	50,100	—	—	50,100
Management fee expense	—	32,474	—	(32,474)	—
Depreciation and amortization	2,020	68,825	319	—	71,164

Total operating expenses	39,789	875,416	7,168	(41,429)	880,944

Operating income (loss)	(6,580)	47,231	1,810	—	42,461
Interest (expense) income, net	(51,810)	(36,146)	(988)	—	(88,944)
Derivative income	748	—	—	—	748
Equity in income (loss) of subsidiaries	(14,801)	—	—	14,801	—

Income (loss) from continuing operations before income taxes	(72,443)	11,085	822	14,801	(45,735)
Income tax (provision) benefit	19,976	(26,011)	(697)		(6,732)

Income (loss) from continuining operations	(52,467)	(14,926)	125	14,801	(52,467)
Income (loss) of discontinued operations	4,898	2,382	—	(2,382)	4,898

Net income (loss)	$(47,569)	$(12,544)	$125	$12,419	$(47,569)

ISLE OF CAPRI CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(amounts in thousands, except share and per share amounts)

18. Consolidating Condensed Financial Information (Continued)

	For the Fiscal Year Ended April 29, 2012
Statement of Operations	Isle of Capri Casinos, Inc. (Parent Obligor)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating and Eliminating Entries	Isle of Capri Casinos, Inc. Consolidated
Revenues:
Casino	$—	$955,897	$—	$—	$955,897
Rooms, food, beverage, pari-mutuel and other	1,088	163,244	9,645	(9,290)	164,687
Management fee revenue	33,074	—	—	(33,074)	—

Gross revenues	34,162	1,119,141	9,645	(42,364)	1,120,584
Less promotional allowances	—	(187,640)	—	—	(187,640)

Net revenues	34,162	931,501	9,645	(42,364)	932,944
Operating expenses:
Casino	—	147,205	—	—	147,205
Gaming taxes	—	237,135	—	—	237,135
Rooms, food, beverage, pari-mutuel and other	41,502	327,837	8,036	(9,290)	368,085
Valuation charges	—	30,549	—	—	30,549
Management fee expense	—	33,074	—	(33,074)	—
Depreciation and amortization	1,960	71,336	552	—	73,848

Total operating expenses	43,462	847,136	8,588	(42,364)	856,822

Operating income (loss)	(9,300)	84,365	1,057	—	76,122
Interest (expense) income, net	(28,384)	(58,025)	(656)	—	(87,065)
Derivative income	439	—	—	—	439
Equity in income (loss) of subsidiaries	47,899	—	—	(47,899)	—

Income (loss) from continuing operations before income taxes	10,654	26,340	401	(47,899)	(10,504)
Income tax (provision) benefit	(36,277)	21,279	(121)	—	(15,119)

Income (loss) from continuining operations	(25,623)	47,619	280	(47,899)	(25,623)
Income (loss) of discontinued operations	(104,130)	(107,562)	—	107,562	(104,130)

Net income (loss)	$(129,753)	$(59,943)	$280	$59,663	$(129,753)

ISLE OF CAPRI CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(amounts in thousands, except share and per share amounts)

18. Consolidating Condensed Financial Information (Continued)

        Consolidating condensed statements of cash flows for the fiscal years ended April 27, 2014, April 28, 2013, and April 29, 2012 are as follows:

	For the Fiscal Year Ended April 27, 2014
Statement of Cash Flows	Isle of Capri Casinos, Inc. (Parent Obligor)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating and Eliminating Entries	Isle of Capri Casinos, Inc. Consolidated
Net cash provided by (used in) operating activities	$5,431	$88,579	$(7,261)	$—	$86,749
Investing Activities:
Purchases of property and equipment	(580)	(19,243)	(18,326)	—	(38,149)
Proceeds from sales of assets, net	—	48,759	1,122	—	49,881
Payments towards gaming license	—	—	(7,500)	—	(7,500)
Restricted cash and investments	—	—	1,879	—	1,879
Parent company investment in subsidiaries	85,222	—	—	(85,222)	—

Net cash provided by (used in) investing activities	84,642	29,516	(22,825)	(85,222)	6,111
Financing Activities:
Net repayments on line of credit	(90,200)	—	—	—	(90,200)
Principal payments on debt	(63)	(410)	(153)	—	(626)
Payments of deferred financing costs	(673)	—	—	—	(673)
Net proceeds from (payments to) related parties	—	(121,166)	35,944	85,222	—

Net cash provided by (used in) financing activities	(90,936)	(121,576)	35,791	85,222	(91,499)
Net increase (decrease) in cash and cash equivalents	(863)	(3,481)	5,705	—	1,361
Cash and cash equivalents at beginning of period	6,914	57,268	4,287	—	68,469

Cash and cash equivalents at end of the period	$6,051	$53,787	$9,992	—	$69,830

ISLE OF CAPRI CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(amounts in thousands, except share and per share amounts)

18. Consolidating Condensed Financial Information (Continued)

	For the Fiscal Year Ended April 28, 2013
Statement of Cash Flows	Isle of Capri Casinos, Inc. (Parent Obligor)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating and Eliminating Entries	Isle of Capri Casinos, Inc. Consolidated
Net cash provided by (used in) operating activities	$(48,218)	$165,168	$(908)	$—	$116,042
Investing Activities:
Purchases of property and equipment	(598)	(128,915)	(23,732)	—	(153,245)
Proceeds from sales of assets, net	—	33,253	—	—	33,253
Payments towards gaming license	—	—	(5,000)	—	(5,000)
Restricted cash and investments	500	1,085	(42)	—	1,543
Parent company investment in subsidiaries	34,072	—	—	(34,072)	—

Net cash provided by (used in) investing activities	33,974	(94,577)	(28,774)	(34,072)	(123,449)
Financing Activities:
Proceeds from the issuance of long-term debt	700,000	—	—	—	700,000
Net borrowings on line of credit	154,900	—	—	—	154,900
Principal payments on debt	(852,289)	(237)	(141)	—	(852,667)
Payments of deferred financing costs	(21,486)	—	—	—	(21,486)
Proceeds from exercise of stock options	668	—	—	—	668
Net proceeds from (payments to) related parties	—	(63,835)	29,763	34,072	—

Net cash provided by (used in) financing activities	(18,207)	(64,072)	29,622	34,072	(18,585)
Net increase (decrease) in cash and cash equivalents	(32,451)	6,519	(60)	—	(25,992)
Cash and cash equivalents at beginning of period	39,365	50,749	4,347	—	94,461

Cash and cash equivalents at end of the period	$6,914	$57,268	$4,287	$—	$68,469

ISLE OF CAPRI CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(amounts in thousands, except share and per share amounts)

18. Consolidating Condensed Financial Information (Continued)

	For Fiscal Year Ended April 29, 2012
Statement of Cash Flows	Isle of Capri Casinos, Inc. (Parent Obligor)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating and Eliminating Entries	Isle of Capri Casinos, Inc. Consolidated
Net cash provided by (used in) operating activities	$12,960	$99,588	$5,511	$—	$118,059
Investing Activities:
Purchases of property and equipment	(1,082)	(73,530)	(721)	—	(75,333)
Proceeds from asset sales, net	—	14,940	—	—	14,940
Restricted cash and investments	24	635	(315)	—	344
Parent company investment in subsidiaries	61,864	—	—	(61,864)	—

Net cash provided by (used in) investing activities	60,806	(57,955)	(1,036)	(61,864)	(60,049)
Financing Activities:
Net repayments on line of credit	(33,000)	—	—	—	(33,000)
Principal payments on debt	(5,000)	(244)	(130)	—	(5,374)
Payments of deferred financing costs	(366)	—	—	—	(366)
Proceeds from exercise of stock options	13	—	—	—	13
Net proceeds from (payments to) related parties	—	(52,745)	(9,119)	61,864	—

Net cash provided by (used in) financing activities	(38,353)	(52,989)	(9,249)	61,864	(38,727)
Net increase (decrease) in cash and cash equivalents	35,413	(11,356)	(4,774)	—	19,283
Cash and cash equivalents at beginning of period	3,952	62,105	9,121	—	75,178

Cash and cash equivalents at end of the period	$39,365	$50,749	$4,347	—	$94,461

ISLE OF CAPRI CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(amounts in thousands, except share and per share amounts)

19. Selected Quarterly Financial Information (unaudited)

        Our selected quarterly financial information includes new casino operations in Cape Girardeau and Nemacolin on October 30, 2012 and July 1, 2013, respectively, and includes reclassifications for amounts shown in our previously filed reports on Forms 10-Q to reflect the discontinued operations presentation for our Davenport, Iowa property which was classified as discontinued operations during the quarter ended January 26, 2014.

	July 28, 2013	October 27, 2013	January 26, 2014	April 27, 2014
Net revenues	$238,013	$231,621	$224,190	$260,776
Operating income	18,097	22,611	17,947	(126,220)
Income (loss) from continuing operations	(5,648)	6,311	9,391	(139,720)
Income (loss) from discontinued operations, net of income taxes	786	1,726	1,266	(1,798)
Net income (loss)	(4,862)	8,037	10,657	(141,518)
Earnings (loss) per common share basic:
Income (loss) from continuing operations	$(0.14)	$0.16	$0.24	$(3.51)
Income (loss) from discontinued operations, net of income taxes	0.02	0.04	0.03	(0.04)

Net income (loss)	$(0.12)	$0.20	$0.27	$(3.55)

Earnings (loss) per common share diluted:
Income (loss) from continuing operations	$(0.14)	$0.16	$0.24	$(3.51)
Income (loss) from discontinued operations, net of income taxes	0.02	0.04	0.03	(0.04)

Net income (loss)	$(0.12)	$0.20	$0.27	$(3.55)

Weighted average basic shares	39,582,928	39,686,217	39,828,740	39,829,177
Weighted average dilutive shares	39,582,928	39,731,193	39,911,715	39,829,177

ISLE OF CAPRI CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(amounts in thousands, except share and per share amounts)

19. Selected Quarterly Financial Information (unaudited) (Continued)

	Fiscal Quarters Ended
	July 29, 2012	October 28, 2012	January 27, 2013	April 28, 2013
Net revenues	$225,177	$212,817	$228,017	$257,394
Operating income	24,583	14,589	18,931	(15,642)
Income (loss) from continuing operations	3,147	(5,904)	(2,450)	(47,260)
Income (loss) from discontinued operations, net of income taxes	3,514	(749)	264	1,869
Net income (loss)	6,661	(6,653)	(2,186)	(45,391)
Earnings (loss) per common share basic:
Income (loss) from continuing operations	$0.08	$(0.15)	$(0.06)	$(1.20)
Income (loss) from discontinued operations, net of income taxes	0.09	(0.02)	—	0.05

Net income (loss)	$0.17	$(0.17)	$(0.06)	$(1.15)

Earnings (loss) per common share diluted:
Income (loss) from continuing operations	$0.08	$(0.15)	$(0.06)	$(1.20)
Income (loss) from discontinued operations, net of income taxes	0.09	(0.02)	—	0.05

Net income (loss)	$0.17	$(0.17)	$(0.06)	$(1.15)

Weighted average basic shares	39,018,281	39,336,134	39,488,480	39,518,406
Weighted average dilutive shares	39,035,280	39,336,134	39,488,480	39,518,406

        A summary of certain revenues and expenses from our continuing operations impacting our quarterly financial results is as follows:

  (1)
  During the second quarter of fiscal 2014, we recorded litigation accrual recoveries of $7,351 in operating income and a reduction to interest expense of $7,379 related to the favorable outcome of our Greece gaming license legal proceedings.

  (2)
  During the third quarter of fiscal 2014, we recorded litigation accrual recoveries of $1,979 in operating income and a reduction to interest expense of $244 related to the favorable outcome of our Silver Land legal proceedings.

  (3)
  During the fourth quarter of fiscal 2014, we recorded goodwill impairment charges of $133,825. The charges consist of $60,000 at our Bettendorf property, $24,238 at our Lake Charles property, $36,000 at our Lula property, $8,587 at our Natchez property, and $5,000 at our Vicksburg property. We also recorded impairment charges of $28,275 related to the long-lived assets at our Nemacolin and Natchez properties.

  (4)
  During the fourth quarter of fiscal 2013, we recorded goodwill impairment charges of $16,000 related to our Natchez property and $34,100 related to our Lula property.

ISLE OF CAPRI CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(amounts in thousands, except share and per share amounts)

20. Commitments and Contingencies

        Operating Leases—The Company leases real estate and various equipment under operating lease agreements. Future minimum payments over the lease term of non-cancelable operating leases with initial terms of one year or more consisted of the following at April 27, 2014:

Fiscal Years Ending:
2015	$11,250
2016	11,189
2017	10,985
2018	10,822
2019	10,813
Therafter	154,809

Total minimum lease payments	$209,868

        Rent expense related to continuing operations was $27,721, $27,363, and $27,578 in fiscal years 2014, 2013, and 2012, respectively. Such amounts include contingent rentals of $2,926, $3,315, and $3,654 in fiscal years 2014, 2013 and 2012, respectively. Contingent rent is based upon casino revenues or other metrics as defined in our lease agreements. Certain of our leases are subject to renewals and may contain escalation clauses.

        Legal and Regulatory Proceedings—We and our wholly-owned subsidiary, Riverboat Corporation of Mississippi—Vicksburg, were defendants in a lawsuit filed in the Circuit Court of Adams County, Mississippi by Silver Land, Inc., alleging breach of contract in connection with our 2006 sale of casino operations in Vicksburg, Mississippi. The court originally ruled in favor of Silver Land and awarded damages of $1,979, which we accrued. We appealed the decision and in June 2013 the court of appeals reversed the trial court and ruled in our favor. Silver Land filed a Petition for Writ of Certiorari in November 2013 requesting review by the Mississippi Supreme Court. On February 20, 2014, the Mississippi Supreme Court denied Silver Land's request, which effectively disposed of this matter in its entirety. As a result, during fiscal 2014, we reversed a litigation accrual of $2,223, of which $1,979 was recorded as a reduction to operating expenses and $244 was recorded as a reduction to interest expense.

        Our wholly owned subsidiary, Lady Luck Gaming Corporation, and several joint venture partners were defendants in the Greek Civil Courts and the Greek Administrative Courts in similar lawsuits brought by the country of Greece. The actions alleged that the defendants failed to make specified payments in connection with the gaming license bid process for Patras, Greece. In the Civil Court lawsuit, the Civil Court of First Instance ruled in our favor and dismissed the lawsuit in 2001. The lawsuits continued through the appeals process and in October 2013, the Supreme Administrative Court rejected both lawsuits which disposed of this matter completely. As a result, during fiscal 2014, we reversed a litigation accrual of $14,730, of which $7,351 was recorded as a reduction to operating expenses and $7,379 was recorded as a reduction to interest expense.

        We were named as a defendant in a complaint filed in the Circuit Court for Broward County, Florida. The complaint alleged we sent unsolicited fax advertisements in violation of the Telephone Consumer Protection Act of 1991, as amended by the Junk Fax Prevention Act of 2005 (the "TCPA"), and sought to certify a class action. The complaint sought statutory damages for alleged negligent and

ISLE OF CAPRI CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(amounts in thousands, except share and per share amounts)

20. Commitments and Contingencies (Continued)

willful violations of the TCPA, attorneys' fees, costs and injunction relief. In fiscal 2014 we reached a settlement of this matter and the resulting payments were within the Company's reserves for this lawsuit.

        In October 2012, we opened our new casino in Cape Girardeau, Missouri. A subcontractor filed a mechanics' lien against our property resulting from a dispute between the subcontractor and our general contractor for the construction project. We demanded that the general contractor cause the lien to be bonded against or satisfied, however the general contractor refused to do so and asserted that a portion of the subcontractor's claim results from additional work directly requested by us. In October 2013, the subcontractor filed suit against our wholly-owned subsidiary IOC-Cape Girardeau, LLC, the general contractor and two other defendants alleging various contract and equitable claims and seeking damages of approximately $4,600. The outcome of this matter is still in doubt and cannot be predicted with any degree of certainty. In the event that we incur any costs in connection with this matter, we do not believe that any such costs would be material, and if incurred, the settlement of construction costs would be capitalized.

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

        Development Projects—On February 1, 2013, we signed an agreement with Tower Investments, Inc. to manage The Provence, the resort and casino on North Broad Street, Philadelphia, proposed by Tower Entertainment, LLC (the "Tower JV"), if the project is selected by the Pennsylvania Gaming Control Board. The Tower JV is one of five applicants for the final gaming license in Philadelphia. As part of our agreement with the Tower JV, we committed to loan $25 million to the Tower JV for the purpose of securing the Pennsylvania gaming license fee relating to the project. The commitment for the loan is secured by a stand by letter of credit, which can only be drawn upon if the Tower JV is awarded the license. If the Tower JV is selected, we have the option to either 1) be repaid from the proceeds of permanent financing, or 2) convert the $25 million loan into a minority investment in the Tower JV.

ISLE OF CAPRI CASINOS, INC.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
(In thousands)

Accounts Receivable Reserve
Period	Balance at Beginning of Year	Charged to Costs and Expenses	Deductions from Reserves	Balance at End of Year
Year Ended April 27, 2014	$2,086	$388	$(354)	$2,120
Year Ended April 28, 2013	2,502	522	(938)	2,086
Year Ended April 29, 2012	1,010	1,711	(219)	2,502

Other Receivables Reserve
Period	Balance at Beginning of Year	Charged to Costs and Expenses	Deductions from Reserves	Balance at End of Year
Year Ended April 27, 2014	$1,882	$—	$—	$1,882
Year Ended April 28, 2013	1,882	—	—	1,882
Year Ended April 29, 2012	1,882	—	—	1,882

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A.    CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

        Evaluation of Disclosure Controls and Procedures—Based on their evaluation as of April 27, 2014, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective to ensure that the information required to be disclosed by us in this Annual Report was recorded, processed, summarized and reported within the time periods specified in the SEC's rules and instructions for Form 10-K.

        Management's Report on Internal Control over Financial Reporting—Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our management, including our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of April 27, 2014. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (1992 Framework). Our management has concluded that, as of April 27, 2014, our internal control over financial reporting is effective based on these criteria. Ernst & Young LLP, an independent registered public accounting firm, who audited and reported on the consolidated financial statements included in this Annual Report on Form 10-K, has issued an attestation report on the effectiveness of the Company's internal control over financial reporting as stated in their report which is included in Item 8.

        Changes in Internal Controls over Financial Reporting—There have been no changes in our internal controls over financial reporting during the quarter ended April 27, 2014 that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

        Equity Compensation Plans.    The following table provides information about securities authorized for issuance under our 2009 Long-Term Stock Incentive Plan for fiscal 2014.

			(c)
	(a)		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
		(b)
	Number of securities to be issued upon exercise of outstanding options, warrants and rights
Plan category		Weighted-average exercise price of outstanding options, warrants and rights
Equity compensation plans approved by security holders(1)	2,672,146	$10.12	645,914
Equity compensation plans not approved by security holders	—	—	—
Total	2,672,146	$10.12	645,914

(1)
As of April 27, 2014, we had 1,714,286 performance-based restricted stock units outstanding that do not have an exercise price; therefore the weighted-average per share exercise price only relates to outstanding stock options. The amount included in the securities outstanding above for performance-based restricted share units assumes that the performance conditions will be achieved.

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

ISLE OF CAPRI CASINOS, INC.
Dated: June 23, 2014	/s/ VIRGINIA M. MCDOWELL Virginia M. McDowell, Chief Executive Officer, President and Director

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: June 23, 2014	/s/ VIRGINIA M. MCDOWELL Virginia M. McDowell, Chief Executive Officer, President and Director (Principal Executive Officer)
Dated: June 23, 2014	/s/ DALE R. BLACK Dale R. Black, Chief Financial Officer (Principal Financial and Accounting Officer)
Dated: June 23, 2014	/s/ JAMES B. PERRY James B. Perry, Executive Chairman of the Board
Dated: June 23, 2014	/s/ ROBERT S. GOLDSTEIN Robert S. Goldstein, Vice Chairman of the Board
Dated: June 23, 2014	/s/ BONNIE BIUMI Bonnie Biumi, Director
Dated: June 23, 2014	/s/ ALAN J. GLAZER Alan J. Glazer, Director

Dated: June 23, 2014	/s/ JEFFREY D. GOLDSTEIN Jeffrey D. Goldstein, Director
Dated: June 23, 2014	/s/ RICHARD A. GOLDSTEIN Richard A. Goldstein, Director
Dated: June 23, 2014	/s/ GREGORY J. KOZICZ Gregory J. Kozicz, Director
Dated: June 23, 2014	/s/ SCOTT E. SCHUBERT Scott E. Schubert, Director
Dated: June 23, 2014	/s/ LEE S. WIELANSKY Lee S. Wielansky, Director

INDEX TO EXHIBITS

EXHIBIT NUMBER		DESCRIPTION
2.1		Asset Purchase Agreement, dated December 4, 2013, by and among Isle of Capri Casinos, Inc., IOC Davenport, Inc., Scott County Casino, LLC and Kehl Development Corporation (Incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed on December 4, 2013)

3.1		Amended and Restated Certificate of Incorporation of Isle of Capri Casinos, Inc. (Incorporated by reference to Exhibit 3.1 to the Annual Report on Form 10-K filed on June 16, 2011)

3.2		Bylaws, as amended (Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on June 25, 2010)

4.1		Indenture, dated as of March 7, 2011, among the Company, the guarantors named therein and U.S. Bank National Association, as trustee (Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on March 8, 2011)

4.2		Indenture, dated as of August 7, 2012, among the Company, the guarantors named therein and U.S. Bank National Association, as trustee (Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on August 9, 2012)

4.3		Indenture, dated as of March 5, 2013, among the Company, the guarantors named therein and U.S. Bank National Association, as trustee (Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on March 6, 2013)

4.4		Supplemental Indenture, dated as of April 19, 2013, among the Company, the guarantors named therein and U.S. Bank National Association, as trustee (Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on April 24, 2013)

4.5		Supplemental Indenture, dated as of April 19, 2013, among the Company, the guarantors named therein and U.S. Bank National Association, as trustee (Incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed on April 24, 2013)

4.6		Supplemental Indenture, dated as of April 19, 2013, among the Company, the guarantors named therein and U.S. Bank National Association, as trustee (Incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K filed on April 24, 2013)

10.1		Agreement, dated January 19, 2011, by and among Isle of Capri Casinos, Inc., and Mr. Jeffrey D. Goldstein, Mr. Robert S. Goldstein, Richard A. Goldstein and GFIL Holdings, LLC (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-k filed on January 19, 2011)

10.2		Amendment Number One to Governance Agreement, dated February 23, 2011, by and among Isle of Capri Casinos, Inc., GFIL Holdings, LLC, Jeffrey D. Goldstein, Robert S. Goldstein and Richard A. Goldstein (Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed on February 28, 2011)

10.3	†	Isle of Capri Casinos, Inc. Amended and Restated 2009 Long-Term Stock Incentive Plan (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on October 19, 2012)

10.4	†	Isle of Capri Casinos, Inc. Corporate Level Incentive Compensation Plan (Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed on December 3, 2010)

EXHIBIT NUMBER		DESCRIPTION
10.5	†	Isle of Capri Casinos, Inc. Deferred Bonus Plan (Incorporated by reference to the Proxy Statement filed on August 15, 2000)

10.6	†	Isle of Capri Casinos, Inc. Deferred Bonus Plan Code Section 409A Compliance Amendment (Incorporated by reference to Exhibit 10.4 to the Annual Report on Form 10-K filed on June 25, 2009)

10.7	†	Isle of Capri Casinos, Inc.'s Amended and Restated Deferred Compensation Plan (Incorporated by reference to Exhibit 10.5 to the Annual Report on Form 10-K filed on June 25, 2009)

10.8	†	Isle of Capri Casino, Inc. Amended and Restated Deferred Compensation Plan Adoption Agreement (Incorporated by reference to Exhibit 10.6 to the Annual Report on Form 10-K filed on June 25, 2009)

10.9	†	Isle of Capri Casinos, Inc.'s 2005 Non-employee Director Deferred Compensation Plan (Incorporated by reference to Exhibit 10.33 to the Quarterly Report Form 10-Q filed on March 1, 2005)

10.10	†	Isle of Capri Casinos, Inc. Non-employee Director Deferred Compensation Plan (Incorporated by reference to Exhibit 10.9 to the Annual Report on Form 10-K filed on June 25, 2009)

10.11	†	Isle of Capri Casinos, Inc. Medical Expense Reimbursement Plan (MERP) (Incorporated by reference to Exhibit 10.10 to the Annual Report on Form 10-K filed on June 25, 2009)

10.12	†	Amended and Restated Employment Agreement, dated January 18, 2011, between Virginia M. McDowell and Isle of Capri Casinos, Inc. (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on January 18, 2011)

10.13	†	Employment Agreement dated as of December 3, 2007, between Isle of Capri Casinos, Inc. and Dale R. Black (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on December 7, 2007)

10.14	†	Amended and Restated Employment Agreement, dated January 18, 2011, between James B. Perry and Isle of Capri Casinos, Inc. (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on January 18, 2011)

10.15	†	Employment Agreement, dated as of July 1, 2008, between Isle of Capri Casinos, Inc. and Edmund L. Quatmann, Jr. (Incorporated by reference to Exhibit 10.18 to the Annual Report on Form 10-K filed on July 11, 2008)

10.16	†*	First Amendment to Employment Agreement, dated as of January 9, 2014, between Isle of Capri Casinos, Inc. and Edmund L. Quatmann, Jr.

10.17	†	Isle of Capri Casinos, Inc. Employment Agreement Compliance Addendum—Dale R. Black (Incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q filed on March 6, 2009)

10.18	†	Isle of Capri Casinos, Inc. Employment Agreement Compliance Addendum—Edmund L. Quatmann, Jr. (Incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q filed on March 6, 2009)

10.19	†	Employment Agreement dated as of August 6, 2009, between Isle of Capri Casinos, Inc. and Eric Hausler (Incorporated by reference to Exhibit 10.19 to the Annual Report on Form 10-K/A filed on June 8, 2010)

EXHIBIT NUMBER		DESCRIPTION
10.20	†	First Amendment to Employment Agreement, dated as of June 28, 2011, between Isle of Capri Casinos, Inc. and Arnold Block (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on June 29, 2011)

10.21	†	Employment Agreement, dated as of January 7, 2013, between Isle of Capri Casinos, Inc. and John Wilson (Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed on February 20, 2013)

10.22	†	Form Employment Agreement for Senior Vice Presidents of Isle of Capri Casinos, Inc. (Incorporated by reference to Exhibit 10.21 to the Annual Report on Form 10-K filed on July 2, 2013)

10.23	†	Form Stock Option Award Agreement (Incorporated by reference to Exhibit 10.20 to the Annual Report on Form 10-K filed on July 11, 2008)

10.24	†	Form of Restricted Stock Award Agreement (Incorporated by reference to Exhibit 10.22 to the Annual Report on Form 10-K filed on June 25, 2009)

10.25	†	Form of Performance Based Restricted Stock Unit Agreement (Incorporated by reference to Exhibit 10.25 to the Annual Report on Form 10-K filed on June 14, 2012)

10.26		Credit Agreement, dated as of July 26, 2007 among Isle of Capri Casinos, Inc., the Lenders listed herein, Credit Suisse, Cayman Island Branch, as administrative agent, issuing bank and swing line lender, Credit Suisse Securities (USA) LLC, as lead arranger and bookrunner, Deutsche Bank Securities Inc. and CIBC World Markets Corp., as co-syndication agents and U.S. Bank, N.A. and Wachovia Bank, National Association, as co-documentation agents (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on July 31, 2007)

10.27		Security Agreement, dated as of July 26, 2007, among Isle of Capri Casinos, Inc., its material subsidiaries party thereto, and Credit Suisse, Cayman Islands Branch, as Administrative Agent for and representative of the financial institutions party to the Credit Agreement and any Hedge Providers (as defined therein) (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on July 31, 2007)

10.28		First Amendment to Credit Agreement, dated as of February 17, 2010, among the Company, as borrower, the financial institutions listed therein, as lenders, Credit Suisse AG, Cayman Islands Branch, as administrative agent and the other agents referred to therein among Isle of Capri Casinos, Inc., the Lenders listed therein (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on February 29, 2010)

10.29		Second Amendment to Credit Agreement, dated as of March, 25, 2011, among Isle of Capri Casinos, Inc., as borrower, certain subsidiaries of Isle of Capri Casinos, Inc., the financial institutions listed therein, as lenders, Wells Fargo Bank, National Association, as administrative agent (as successor to Credit Suisse AG, Cayman Islands Branch (f/k/a Credit Suisse, Cayman Islands Branch)), and the other agents referred to therein (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on March 31, 2011)

10.30		Third Amendment to Credit Agreement, dated as of November 21, 2012, among Isle of Capri Casinos, Inc., as borrower, certain subsidiaries of isle of Capri casinos, Inc., the financial institutions listed therein, as lenders, Wells Fargo Bank, National Association, as administrative agent (as successor to Credit Suisse AG, Cayman Islands Branch (f/k/a Credit Suisse, Cayman Islands Branch)), and the other agents referred to therein (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on November 27, 2012)

EXHIBIT NUMBER	DESCRIPTION
10.31	Fourth Amendment Documents to Credit Agreement and Amendments to Loan Documents, dated as of April 19, 2013 among the Company, the financial institutions listed therein as Lenders and Wells Fargo Bank, National Association (as successor to Credit Suisse AG, Cayman Islands Branch (f/k/a Credit Suisse, Cayman Islands Branch)), as administrative agent to the Lenders, Issuing Bank and Swing Line Lender (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on April 24, 2013)

10.32	Fifth Amendment to Credit Agreement, dated as of July 2, 2013, among Isle of Capri Casinos, Inc., as borrower, certain subsidiaries of Isle of Capri Casinos, Inc., the financial institutions listed therein, as lenders, Wells Fargo Bank, National Association, as administrative agent, and the other agents referred to therein (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on July 2, 2013)

10.33	Amended and Restated Lease, dated as of April 19, 1999, among Port Resources, Inc. and CRU, Inc., as landlords and St. Charles Gaming Company, Inc., as tenant (St. Charles) (Incorporated by reference to Exhibit 10.28 to the Annual Report on Form 10-K filed on July 02, 1999)

10.34	Lease of property in Coahoma, Mississippi dated as of November 16, 1993 by and among Roger Allen Johnson, Jr., Charles Bryant Johnson and Magnolia Lady, Inc. (Incorporated by reference to the Registration Statement on Form S-4/A filed June 19, 2002)

10.35	Addendum to Lease dated as of June 22, 1994 by and among Roger Allen Johnson, Jr., Charles Bryant Johnson and Magnolia Lady, Inc. (Incorporated by reference to Exhibit 10.46 to the Annual Report on Form 10-K filed on July 28, 2000)

10.36	Second addendum to Lease dated as of October 17, 1995 by and among Roger Allen Johnson, Jr., Charles Bryant Johnson and Magnolia Lady, Inc. (Incorporated by reference to Exhibit 10.47 to the Annual Report on Form 10-K filed on July 28, 2000)

10.37	Master Lease between The City of Boonville, Missouri and IOC-Boonville, Inc. formally known as Davis Gaming Boonville, Inc. dated as of July 18, 1997. (Incorporated by reference to Exhibit 10.40 to the Annual Report on Form 10-K filed on July 11, 2008)

10.38	Amendment to Master Lease between The City of Boonville, Missouri and IOC-Boonville, Inc. formally known as Davis Gaming Boonville, Inc. dated as of April 19, 1999. (Incorporated by reference to Exhibit 10.41 to the Annual Report on Form 10-K filed on July 11, 2008)

10.39	Second Amendment to Master Lease between The City of Boonville, Missouri and IOC-Boonville, Inc. formerly known as Davis Gaming Boonville, Inc. dated as of September 17, 2001. (Incorporated by reference to Exhibit 10.42 to the Annual Report on Form 10-K filed on July 11, 2008)

10.40	Third Amendment to Master Lease between The City of Boonville, Missouri and IOC-Boonville, Inc. formerly known as Gold River's Boonville Resort, Inc. and Davis Gaming Boonville, Inc. dated as of November 19, 2001. (Incorporated by reference to Exhibit 10.43 to the Annual Report on Form 10-K filed on July 11, 2008)

10.41	Amended and Restated Lease Agreement by and between the Port Authority of Kansas City, Missouri and Tenant dated as of August 21, 1995 (Incorporated by reference to Exhibit 10.44 to the Annual Report on Form 10-K filed June 25, 2009)

EXHIBIT NUMBER		DESCRIPTION
10.42		First Amendment to Amended and Restated Lease Agreement by and between the Port Authority of Kansas City, Missouri and Tenant dated as of October 31, 1995 (Incorporated by reference to Exhibit 10.45 to the Annual Report on Form 10-K filed June 25, 2009)

10.43		Second Amendment to Amended and Restated Lease Agreement by and between the Port Authority of Kansas City, Missouri and Tenant dated as of June 10, 1996. (Incorporated by reference to Exhibit 10.46 to the Annual Report on Form 10-K filed June 25, 2009)

10.44		Assignment and Assumption Agreement (Lease Agreement) between Flamingo Hilton Riverboat Casino, LP, Isle of Capri Casinos, Inc. and IOC-Kansas City, Inc. dated as of June 6, 2000. (Incorporated by reference to Exhibit 10.44 to the Annual Report on Form 10-K filed on July 11, 2008)

10.45		Lease and Agreement-Spring 1995 between Andrianakos Limited Liability Company and Isle of Capri Black Hawk, LLC. dated as of August 15, 1995. (Incorporated by reference to Exhibit 10.45 to the Annual Report on Form 10-K filed on July 11, 2008)

10.46		Addendum to the Lease and Agreement-Spring 1995 between Andrianakos Limited Liability Company and Isle of Capri Black Hawk, LLC. dated as of April 4, 1996. (Incorporated by reference to Exhibit 10.46 to the Annual Report on Form 10-K filed on July 11, 2008)

10.47		Second Addendum to the Lease and Agreement-Spring 1995 between Andrianakos Limited Liability Company and Isle of Capri Black Hawk, LLC. dated as of March 21, 2003. (Incorporated by reference to Exhibit 10.47 to the Annual Report on Form 10-K filed on July 11, 2008)

10.48		Third Addendum to the Lease and Agreement-Spring 1995 between Andrianakos Limited Liability Company and Isle of Capri Black Hawk, LLC. dated as of April 22, 2003. (Incorporated by reference to Exhibit 10.48 to the Annual Report on Form 10-K filed on July 11, 2008)

10.49	*	Fourth Addendum to the Lease and Agreement-Spring 1995 between Andrinakos Limited Liability Company and Isle of Capri Black Hawk, LLC. Dated as of December 11, 2013.

10.50		Development Agreement by and between IOC-Cape Girardeau, LLC and the City of Cape Girardeau, Missouri dated as of October 4, 2010. (Incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed on December 3, 2010)

10.51	*	Amended and Restated Operator's Contract by and between Black Hawk County Gaming Association and IOC Black Hawk County, Inc. dated as of November 9, 2004.

10.52	*	Management Agreement by and between Gamblers Supply Management Company and the Marquette Gaming Corporation dated as of June 10, 1994.

10.53	*	Operator's Contract by and between the Riverbend Regional Authority, Green Bridge Company, Bettendorf Riverfront Development Company, L.C., Lady Luck Gaming Corporation and Lady Luck Bettendorf, L.C., dated as of August 11, 1994.

10.54	*	Amendment to Operator's Contract by and among Green Bridge Company, Bettendorf Riverfront Development Company, L.C., Lady Luck Gaming Corporation, Lady Luck Bettendorf, L.C. and Riverbend Regional Authority, dated as of August 27, 1998.

10.55	*	Second Amendment to Operator's Contract by and between Isle of Capri Bettendorf, L.C. and Scott County Regional Authority dated as of June 30, 2004.

EXHIBIT NUMBER		DESCRIPTION
10.56	*	Third Amendment to Operator's Contract by and between Isle of Capri Bettendorf, L.C. and Scott County Regional Authority dated as of October 30, 2007.

21.1	*	Significant Subsidiaries of Isle of Capri Casinos, Inc.

23.1	*	Consent of Ernst & Young LLP

31.1	*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2	*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1	*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

32.2	*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

99.1	*	Description of Governmental Regulation.

101	*	The following financial statements and notes from the Isle of Capri Casinos, Inc. Annual Report on Form 10-K for the year ended April 27, 2014, filed on June 23, 2014, formatted in XBRL: (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statement of Comprehensive Income (Loss); (iv) Consolidated Statements of Stockholders' Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements.

*
Filed herewith.

†
Management contract or compensatory plan or arrangement.