Form 10-Q
period 2014-07-27
ISLE OF CAPRI CASINOS INC
filed 2014-08-29
CIK 863015

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 27, 2014

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

As of August 26, 2014, the Company had a total of 39,909,916 shares of Common Stock outstanding (which excludes 2,156,232 shares held by us in treasury).

PART I—FINANCIAL INFORMATION

ITEM 1.                        FINANCIAL STATEMENTS

ISLE OF CAPRI CASINOS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	July 27,	April 27
	2014	2014
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$68,330	$69,830
Marketable securities	27,566	27,289
Accounts receivable, net	10,806	12,615
Income taxes receivable	243	73
Deferred income taxes	4,106	4,106
Prepaid expenses and other assets	28,535	18,526
Total current assets	139,586	132,439
Property and equipment, net	946,193	955,604
Other assets:
Goodwill	108,970	108,970
Other intangible assets, net	54,701	54,911
Deferred financing costs, net	22,320	23,439
Restricted cash and investments	9,125	9,807
Prepaid deposits and other	4,865	4,904
Total assets	$1,285,760	$1,290,074
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$231	$230
Accounts payable	19,196	20,869
Accrued liabilities:
Payroll and related	35,384	34,700
Property and other taxes	22,274	20,360
Interest	20,020	16,920
Progressive jackpots and slot club awards	16,526	16,306
Other	19,746	18,478
Total current liabilities	133,377	127,863
Long-term debt, less current maturities	1,056,377	1,066,071
Deferred income taxes	36,852	35,870
Other accrued liabilities	18,575	18,495
Other long-term liabilities	22,629	22,391
Stockholders’ equity:
Preferred stock, $.01 par value; 2,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value; 60,000,000 shares authorized; shares issued: 42,066,148 at July 27, 2014 and April 27, 2014	421	421
Class B common stock, $.01 par value; 3,000,000 shares authorized; none issued	—	—
Additional paid-in capital	248,785	247,819
Retained earnings (deficit)	(204,230)	(201,913)
	44,976	46,327
Treasury stock, 2,243,789 shares at July 27, 2014 and 2,236,971 at April 27, 2014	(27,026)	(26,943)
Total stockholders’ equity	17,950	19,384
Total liabilities and stockholders’ equity	$1,285,760	$1,290,074

See notes to the consolidated financial statements.

ISLE OF CAPRI CASINOS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended
	July 27,	July 28,
	2014	2013
Revenues:
Casino	$255,072	$250,834
Rooms	8,312	8,915
Food, beverage, pari-mutuel and other	34,123	34,122
Gross revenues	297,507	293,871
Less promotional allowances	(55,858)	(55,858)
Net revenues	241,649	238,013
Operating expenses:
Casino	40,128	40,268
Gaming taxes	64,467	62,678
Rooms	1,903	1,901
Food, beverage, pari-mutuel and other	11,372	10,802
Marine and facilities	14,719	14,619
Marketing and administrative	60,361	59,250
Corporate and development	9,148	6,698
Preopening expense	—	3,898
Depreciation and amortization	19,643	19,802
Total operating expenses	221,741	219,916
Operating income	19,908	18,097
Interest expense	(21,329)	(22,654)
Interest income	87	90
Derivative income	—	230

Loss from continuing operations before income taxes	(1,334)	(4,237)
Income tax provision	(983)	(1,411)
Loss from continuing operations	(2,317)	(5,648)
Income from discontinued operations, net of income tax provision of $- for the three months ended July 28, 2013	—	786
Net loss	$(2,317)	$(4,862)

Income (loss) per common share-basic and dilutive:
Loss from continuing operations	$(0.06)	$(0.14)
Income from discontinued operations, net of income taxes	—	0.02
Net loss	$(0.06)	$(0.12)

Weighted average basic shares	39,827,889	39,582,928
Weighted average diluted shares	39,827,889	39,582,928

See notes to the consolidated financial statements.

ISLE OF CAPRI CASINOS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands, except share amounts)

(Unaudited)

	Three Months Ended
	July 27, 2014	July 28, 2013
Net loss	$(2,317)	$(4,862)
Other comprehensive income, net of tax:
Deferred hedge adjustment, net of income tax provision of $90 for the three months ended July 28, 2013	—	148
Comprehensive loss	$(2,317)	$(4,714)

See notes to the consolidated financial statements.

ISLE OF CAPRI CASINOS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share amounts)

(Unaudited)

	Shares of		Additional	Retained		Total
	Common	Common	Paid-in	Earnings	Treasury	Stockholders’
	Stock	Stock	Capital	(Deficit)	Stock	Equity
Balance, April 27, 2014	42,066,148	$421	$247,819	$(201,913)	$(26,943)	$19,384
Net loss	—	—	—	(2,317)	—	(2,317)
Issuance of restricted stock from treasury stock, net of forfeitures	—	—	83	—	(83)	—
Stock compensation expense	—	—	883	—	—	883
Balance, July 27, 2014	42,066,148	$421	$248,785	$(204,230)	$(27,026)	$17,950

See notes to the consolidated financial statements.

ISLE OF CAPRI CASINOS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended
	July 27,	July 28,
	2014	2013
Operating activities:
Net loss	$(2,317)	$(4,862)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	19,643	20,395
Amortization and write-off of deferred financing costs	1,119	1,105
Amortization of debt discount	63	59
Deferred income taxes	982	662
Stock compensation expense	883	1,134
Gain on derivative instruments	—	(230)
Loss (gain) on disposal of assets	30	(1,027)
Changes in operating assets and liabilities:
Marketable securities	(277)	(1,800)
Accounts receivable	1,809	390
Income tax receivable	(170)	526
Prepaid expenses and other assets	(9,880)	(9,758)
Accounts payable and accrued liabilities	4,736	4,289
Net cash provided by operating activities	16,621	10,883

Investing activities:
Purchase of property and equipment	(8,979)	(22,271)
Proceeds from sale of property and equipment	22	1,145
Payments towards gaming license	—	(7,500)
Restricted cash and investments	592	1,846
Net cash used in investing activities	(8,365)	(26,780)

Financing activities:
Principal payments on debt	(56)	(253)
Net (repayments) borrowings on line of credit	(9,700)	14,900
Payment of deferred financing costs	—	(659)
Net cash (used in) provided by financing activities	(9,756)	13,988

Net decrease in cash and cash equivalents	(1,500)	(1,909)
Cash and cash equivalents, beginning of period	69,830	68,469
Cash and cash equivalents, end of the period	$68,330	$66,560

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

2.  Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) and in accordance with accounting principles generally accepted in the United States of America for interim financial reporting. Accordingly, certain information and note disclosures normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States have been condensed or omitted. In managements’ opinion, the accompanying interim condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of the results presented. The accompanying interim condensed consolidated financial statements have been prepared without audit. The results for interim periods are not necessarily indicative of results that may be expected for any other interim period or for the full year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended April 27, 2014 as filed with the SEC and all of our other filings, including Current Reports on Form 8-K, filed with the SEC after such date and through the date of this report, which are available on the SEC’s website at www.sec.gov or our website at www.islecorp.com.

Our fiscal year ends on the last Sunday in April. Periodically, this system necessitates a 53-week year.  Fiscal 2015 and 2014 are both 52-week years, which commenced on April 28, 2014 and April 29, 2013, respectively.

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

Discontinued operations include our former Davenport, Iowa casino operations sold in February 2014.  The results of our discontinued operations for the three months ended July 28, 2013 are summarized as follows:

Net revenues	$9,716
Pretax income from discontinued operations	786
Income tax provision from discontinued operations	—
Income from discontinued operations	786

3.  Long-Term Debt

Long-term debt consists of the following:

	July 27,	April 27,
	2014	2014
Senior Secured Credit Facility:
Revolving line of credit, expires April 19, 2018, interest payable at least quarterly at either LIBOR and/or prime plus a margin	$55,000	$64,700
5.875% Senior Notes, interest payable semi-annually March 15 and September 15	350,000	350,000
7.75% Senior Notes, interest payable semi-annually March 15 and September 15, net of discount	298,551	298,488
8.875% Senior Subordinated Notes, interest payable Semi-annually June 15 and December 15	350,000	350,000
Other	3,057	3,113
	1,056,608	1,066,301
Less current maturities	231	230
Long-term debt	$1,056,377	$1,066,071

Senior Secured Credit Facility—Our Senior Secured Credit Facility as amended and restated (“Credit Facility”) consists of a $300,000 revolving line of credit. The Credit Facility is secured on a first priority basis by substantially all of our assets and guaranteed by substantially all of our significant subsidiaries.

Our net revolving line of credit availability at July 27, 2014, as limited by our maximum consolidated total leverage ratio, was approximately $125,000, after consideration of approximately $33,000 in outstanding letters of credit. We have an annual commitment fee related to the unused portion of the Credit Facility of up to 0.55% which is included in interest expense in the accompanying consolidated statements of operations. The weighted average effective interest rates of the Credit Facility for the three months ended July 27, 2014 was 3.66%.

The Credit Facility includes a number of affirmative and negative covenants. Additionally, we must comply with certain financial covenants including maintenance of a total leverage ratio, senior secured leverage ratio and minimum interest coverage ratio. The Credit Facility also restricts our ability to make certain investments or distributions. We were in compliance with the covenants as of July 27, 2014.

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

4.  Earnings Per Share

The following table sets forth the computation of basic and diluted income (loss) per share:

	Three Months Ended
	July 27,	July 28,
	2014	2013
Numerator:
Income (loss) applicable to common shares:
Loss from continuing operations	$(2,317)	$(5,648)
Income from discontinued operations	—	786

Net loss	$(2,317)	$(4,862)

Denominator:
Denominator for basic earnings (loss) per share - weighted average shares	39,827,889	39,582,928
Effect of dilutive securities
Employee stock options	—	—
Denominator for diluted earnings (loss) per share - adjusted weighted average shares and assumed conversions	39,827,889	39,582,928

Basic and Diluted earnings (loss) per share:
Loss from continuing operations	$(0.06)	$(0.14)
Income from discontinued operations	—	0.02
Net loss	$(0.06)	$(0.12)

Due to the loss from continuing operations, stock options representing 44,418 shares, which are potentially dilutive, and 746,110 shares, which were anti-dilutive, were excluded from the calculation of common shares for diluted earnings per share for the three months ended July 27, 2014. Due to the loss from continuing operations, stock options representing 66,145 shares, which are potentially dilutive, and 961,710 shares, which were anti-dilutive, were excluded from the calculation of common shares for diluted earnings per share for the three months ended July 28, 2013. As the minimum market performance conditions related to our restricted stock units have not been achieved as of July 27, 2014 or July 28, 2013, 1,656,943 and 1,714,286 units have been excluded from the calculation of diluted earnings per share for the respective periods.

5.  Stock Based Compensation

Under our 2009 Long Term Incentive Plan we have issued restricted stock units, restricted stock and stock options.

Restricted Stock Units—During fiscal 2013, we granted restricted stock units (“RSUs”) containing market performance conditions which will determine the ultimate amount of RSUs, if any, to be awarded up to 1,656,943 shares.  Any RSUs earned will vest 50% on April 26, 2015 and 50% on April 26, 2016.  The fair value of these RSUs was determined utilizing a lattice pricing model which considered a range of assumptions including volatility and risk-free interest rates.  The aggregate compensation cost related to these RSUs is $4,405 to be recognized over the vesting periods. As of July 27, 2014, our unrecognized compensation cost for these RSUs was $1,609.

Restricted Stock — Restricted stock awards are made to employees and directors under annual long-term incentive grants which primarily vest one-third on each anniversary of the grant date. Our aggregate estimate of forfeitures for restricted stock for employees and directors is 15% and 0%, respectively. As of July 27, 2014, our unrecognized compensation cost for unvested restricted stock was $679 with a remaining weighted average vesting period of 0.92 years.  Subsequent to quarter end, on July 31, 2014, we issued 107,214 shares of restricted stock with a weighted average grant-date fair value of $7.92 to employees.

6.  Fair Value

Items Measured at Fair Value on a Recurring Basis—The following table sets forth the assets measured at fair value on a recurring basis, by input level, in the consolidated balance sheets at July 27, 2014 and April 27, 2014:

	July 27, 2014
	Level 1	Level 2	Total
Assets:
Marketable securities	$9,657	$17,909	$27,566
Restricted cash and investments	4,392	4,733	9,125

	April 27, 2014
	Level 1	Level 2	Total
Assets:
Marketable securities	$10,074	$17,215	$27,289
Restricted cash and investments	4,459	5,348	9,807

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

Other Financial Instruments - The estimated carrying amounts and fair values of our other financial instruments are as follows:

	July 27, 2014		April 27, 2014
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
Financial liabilities:
Revolving line of credit	$55,000	$53,350	$64,700	$63,083
5.875% Senior notes	350,000	364,000	350,000	351,750
7.75% Senior notes	298,551	316,839	298,488	318,576
8.875% Senior subordinated notes	350,000	379,750	350,000	373,520
Other long-term debt	3,057	3,057	3,113	3,113
Other long-term obligations	22,629	22,629	22,391	22,391

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

7.  Income Taxes

Income tax expense of $983 and $1,411 was recognized from continuing operations during the three months ended July 27, 2014 and July 28, 2013, respectively.  We recorded a valuation allowance against the tax benefit recognized during the three months ended July 27, 2014, as we do not currently expect to be able to utilize our interim period tax benefit.  Our income tax provision consists of changes in the deferred tax liability attributable to indefinite lived intangibles and expense for state jurisdictions where taxable income is generated without net operating loss carryforwards available.

A summary of our effective income tax rate is as follows:

	Three Months Ended
	July 27, 2014	July 28, 2013
Federal taxes at the statutory rate	$(467)	$(1,208)
State taxes	(340)	283
Permanent differences	540	259
Tax credits	(112)	(262)
Other	—	52
Valuation allowance	1,362	2,287
Income tax provision	$983	$1,411

As of July 27, 2014, we have a full valuation allowance on our federal and state deferred tax assets and have concluded that the valuation allowance was still needed due to our history of cumulative losses.  During fiscal 2014, our Florida operations experienced their second consecutive year of substantive pretax income.  We continue to evaluate our cumulative income position and income trend, as well as our future projections of sustained profitability for our Florida operations. We will continue to evaluate whether this profitability trend constitutes sufficient positive evidence to support a full, or partial, reversal of our Florida state valuation allowance of approximately $3,300.

8.  Supplemental Disclosures

Cash Flow — For the three months ended July 27, 2014 and July 28, 2013, we made net cash interest payments of $15,887 and $18,253, respectively. Additionally, we made income tax payments of $171 and $106 during the three months ended July 27, 2014 and July 28, 2013, respectively.

The change in accrued purchases of property and equipment in accounts payable was an increase of $1,096 and a decrease of $2,590, for the three months ended July 27, 2014 and July 28, 2013, respectively.

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

Consolidating condensed balance sheets as of July 27, 2014 and April 27, 2014 are as follows:

	As of July 27, 2014
	Isle of Capri			Consolidating
	Casinos, Inc.		Non-	and	Isle of Capri
	(Parent	Guarantor	Guarantor	Eliminating	Casinos, Inc.
	Obligor)	Subsidiaries	Subsidiaries	Entries	Consolidated
Balance Sheet
Current assets	$31,018	$79,733	$35,638	$(6,803)	$139,586
Intercompany receivables	499,928	—	1,288	(501,216)	—
Investments in subsidiaries	546,040	3,358	—	(549,398)	—
Property and equipment, net	7,115	898,570	40,508	—	946,193
Other assets	33,852	150,795	19,554	(4,220)	199,981
Total assets	$1,117,953	$1,132,456	$96,988	$(1,061,637)	$1,285,760

Current liabilities	$37,103	$69,577	$33,500	$(6,803)	$133,377
Intercompany payables	—	476,216	25,000	(501,216)	—
Long-term debt, less current maturities	1,056,259	—	118	—	1,056,377
Other accrued liabilities	6,641	68,299	7,336	(4,220)	78,056
Stockholders’ equity	17,950	518,364	31,034	(549,398)	17,950
Total liabilities and stockholders’ equity	$1,117,953	$1,132,456	$96,988	$(1,061,637)	$1,285,760

	As of April 27, 2014
	Isle of Capri			Consolidating
	Casinos, Inc.		Non-	and	Isle of Capri
	(Parent	Guarantor	Guarantor	Eliminating	Casinos, Inc.
	Obligor)	Subsidiaries	Subsidiaries	Entries	Consolidated
Balance Sheet
Current assets	$16,131	$80,918	$35,589	$(199)	$132,439
Intercompany receivables	530,886	—	—	(530,886)	—
Investments in subsidiaries	535,662	3,358	—	(539,020)	—
Property and equipment, net	6,693	907,175	41,736	—	955,604
Other assets	35,837	151,044	20,236	(5,086)	202,031
Total assets	$1,125,209	$1,142,495	$97,561	$(1,075,191)	$1,290,074

Current liabilities	$33,447	$67,899	$26,716	$(199)	$127,863
Intercompany payables	—	495,416	35,470	(530,886)	—
Long-term debt, less current maturities	1,065,913	—	158	—	1,066,071
Other accrued liabilities	6,465	68,002	7,375	(5,086)	76,756
Stockholders’ equity	19,384	511,178	27,842	(539,020)	19,384
Total liabilities and stockholders’ equity	$1,125,209	$1,142,495	$97,561	$(1,075,191)	$1,290,074

Consolidating condensed statements of operations for the three months ended July 27, 2014 and July 28, 2013 are as follows:

	For the Three Months Ended July 27, 2014
	Isle of Capri			Consolidating
	Casinos, Inc.		Non-	and	Isle of Capri
	(Parent	Guarantor	Guarantor	Eliminating	Casinos, Inc.
	Obligor)	Subsidiaries	Subsidiaries	Entries	Consolidated
Statement of Operations
Revenues:
Casino	$—	$244,873	$10,199	$—	$255,072
Rooms, food, beverage, pari-mutuel and other	41	41,441	3,257	(2,304)	42,435
Management fee revenue	8,466	—	—	(8,466)	—
Gross revenues	8,507	286,314	13,456	(10,770)	297,507
Less promotional allowances	—	(53,368)	(2,490)	—	(55,858)
Net revenues	8,507	232,946	10,966	(10,770)	241,649

Operating expenses:
Casino	—	38,612	1,516	—	40,128
Gaming taxes	—	60,533	3,934	—	64,467
Rooms, food, beverage, pari-mutuel and other	9,409	84,733	5,665	(2,304)	97,503
Management fee expense	—	8,166	300	(8,466)	—
Depreciation and amortization	468	17,817	1,358	—	19,643
Total operating expenses	9,877	209,861	12,773	(10,770)	221,741

Operating income (loss)	(1,370)	23,085	(1,807)	—	19,908
Interest expense, net	(11,183)	(9,521)	(538)	—	(21,242)
Derivative income	—	—	—	—	—
Equity in income (loss) of subsidiaries	5,809	—	—	(5,809)	—
Income (loss) from continuing operations before income taxes and noncontolling interest	(6,744)	13,564	(2,345)	(5,809)	(1,334)
Income tax (provision) benefit	4,427	(6,433)	1,023	—	(983)
Income (loss) from continuining operations	(2,317)	7,131	(1,322)	(5,809)	(2,317)
Income (loss) of discontinued operations	—	—	—	—	—
Net income (loss)	$(2,317)	$7,131	$(1,322)	$(5,809)	$(2,317)

	For the Three Months Ended July 28, 2013
	Isle of Capri			Consolidating
	Casinos, Inc.		Non-	and	Isle of Capri
	(Parent	Guarantor	Guarantor	Eliminating	Casinos, Inc.
	Obligor)	Subsidiaries	Subsidiaries	Entries	Consolidated
Statement of Operations
Revenues:
Casino	$—	$248,367	$2,467	$—	$250,834
Rooms, food, beverage, pari-mutuel and other	179	42,539	2,668	(2,349)	43,037
Management fee revenue	8,238	—	—	(8,238)	—
Gross revenues	8,417	290,906	5,135	(10,587)	293,871
Less promotional allowances	—	(55,671)	(187)	—	(55,858)
Net revenues	8,417	235,235	4,948	(10,587)	238,013

Operating expenses:
Casino	—	39,602	666	—	40,268
Gaming taxes	—	61,461	1,217	—	62,678
Rooms, food, beverage, pari-mutuel and other	8,133	85,307	6,077	(2,349)	97,168
Management fee expense	—	8,238	—	(8,238)	—
Depreciation and amortization	403	18,842	557	—	19,802
Total operating expenses	8,536	213,450	8,517	(10,587)	219,916

Operating income (loss)	(119)	21,785	(3,569)	—	18,097
Interest expense, net	(11,762)	(10,103)	(699)	—	(22,564)
Derivative income	230	—	—	—	230
Equity in income (loss) of subsidiaries	2,787	—	—	(2,787)	—
Income (loss) from continuing operations before income taxes and noncontolling interest	(8,864)	11,682	(4,268)	(2,787)	(4,237)
Income tax (provision) benefit	3,216	(6,511)	1,884	—	(1,411)
Income (loss) from continuining operations	(5,648)	5,171	(2,384)	(2,787)	(5,648)
Income (loss) of discontinued operations	786	467	—	(467)	786
Net income (loss)	$(4,862)	$5,638	$(2,384)	$(3,254)	$(4,862)

Consolidating condensed statements of cash flows for the three months ended July 27, 2014 and July 28, 2013 are as follows:

	Three Months Ended July 27, 2014
	Isle of Capri			Consolidating
	Casinos, Inc.		Non-	and	Isle of Capri
	(Parent	Guarantor	Guarantor	Eliminating	Casinos, Inc.
	Obligor)	Subsidiaries	Subsidiaries	Entries	Consolidated
Statement of Cash Flows
Net cash provided by (used in) operating activities	$(16,629)	$26,651	$6,599	$—	$16,621

Investing Activities:
Purchases of property and equipment, net of proceeds	(689)	(8,131)	(137)	—	(8,957)
Restricted cash and investments	—	—	592	—	592
Parent company investment in subsidiaries	26,443	—	—	(26,443)	—
Net cash provided by (used in) investing activities	25,754	(8,131)	455	(26,443)	(8,365)

Financing Activities:
Principal payments on debt	(16)	—	(40)	—	(56)
Net repayments on line of credit	(9,700)	—	—	—	(9,700)
Net proceeds from (payments to) related parties	—	(19,201)	(7,242)	26,443	—
Net cash provided by (used in) financing activities	(9,716)	(19,201)	(7,282)	26,443	(9,756)

Net decrease in cash and cash equivalents	(591)	(681)	(228)	—	(1,500)
Cash and cash equivalents at beginning of period	6,051	53,787	9,992	—	69,830
Cash and cash equivalents at end of the period	$5,460	$53,106	$9,764	—	$68,330

	Three Months Ended July 28, 2013
	Isle of Capri			Consolidating
	Casinos, Inc.		Non-	and	Isle of Capri
	(Parent	Guarantor	Guarantor	Eliminating	Casinos, Inc.
	Obligor)	Subsidiaries	Subsidiaries	Entries	Consolidated
Statement of Cash Flows
Net cash provided by (used in) operating activities	$(14,815)	$25,320	$378	$—	$10,883

Investing Activities:
Purchases of property and equipment, net of proceeds	72	(9,500)	(11,698)	—	(21,126)
Purchases towards gaming license	—	—	(7,500)	—	(7,500)
Restricted cash and investments	—	—	1,846	—	1,846
Parent company investment in subsidiaries	(1,315)	—	—	1,315	—
Net cash provided by (used in) investing activities	(1,243)	(9,500)	(17,352)	1,315	(26,780)

Financing Activities:
Principal payments on debt	(16)	(200)	(37)	—	(253)
Net borrowings on line of credit	14,900	—	—	—	14,900
Payments of deferred financing costs	(659)	—	—	—	(659)
Net proceeds from (payments to) related parties	—	(16,730)	18,045	(1,315)	—
Net cash provided by (used in) financing activities	14,225	(16,930)	18,008	(1,315)	13,988

Net (decrease) increase in cash and cash equivalents	(1,833)	(1,110)	1,034	—	(1,909)
Cash and cash equivalents at beginning of period	6,914	57,268	4,287	—	68,469
Cash and cash equivalents at end of the period	$5,081	$56,158	$5,321	$—	$66,560

10.  Commitments and Contingencies

Legal and Regulatory Proceedings— In October 2012, we opened our new casino in Cape Girardeau, Missouri. A subcontractor filed a mechanics’ lien against our property resulting from a dispute between the subcontractor and our general contractor for the construction project. We demanded that the general contractor cause the lien to be bonded against or satisfied, however the general contractor refused to do so and asserted that a portion of the subcontractor’s claim resulted from additional work directly requested by us. In October 2013, the subcontractor filed suit against our wholly-owned subsidiary IOC-Cape Girardeau, LLC, the general contractor and two other defendants alleging various contract and equitable claims and are seeking damages of approximately $4,600. In August 2014, we filed a cross claim against the general contractor alleging breach of contract and various indemnity claims. The outcome of this matter is still in doubt and cannot be predicted with any degree of certainty.  In the event that we incur any costs in connection with this matter, we do not believe that any such costs would be material, and if incurred, the settlement of construction costs would be capitalized.

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

Development Projects— On February 1, 2013, we signed an agreement with Tower Investments, Inc. to manage The Provence, the resort and casino on North Broad Street, Philadelphia, proposed by Tower Entertainment, LLC (the “Tower JV”), if the project is selected by the Pennsylvania Gaming Control Board.  The Tower JV is one of four applicants for the final gaming license in Philadelphia. As part of our agreement with the Tower JV, we committed to loan $25 million to the Tower JV for the purpose of securing the Pennsylvania gaming license fee relating to the project.  The commitment for the loan is secured by a stand by letter of credit, which can only be drawn upon if the Tower JV is awarded the license. If the Tower JV is selected, we have the option to either 1) be repaid from the proceeds of permanent financing, or 2) convert the $25 million loan into a minority investment in the Tower JV.

ITEM 2.                        MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

This report contains statements that we believe are, or may be considered to be, “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical fact included in this report regarding the prospects of our industry or our prospects, plans, financial position or business strategy, may constitute forward-looking statements. In addition, forward-looking statements generally can be identified by the use of forward-looking words such as “may,” “will,” “expect,” “intend,” “estimate,” “foresee,” “project,” “anticipate,” “believe,” “plans,” “forecasts,” “continue” or “could” or the negatives of these terms or variations of them or similar terms. Furthermore, such forward-looking statements may be included in various filings that we make with the SEC or press releases or oral statements made by or with the approval of one of our authorized executive officers. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we cannot assure you that these expectations will prove to be correct and are not guarantees of future performance. These forward-looking statements are subject to certain known and unknown risks and uncertainties, as well as assumptions that could cause actual results to differ materially from those reflected in these forward-looking statements. Readers are cautioned not to place undue reliance on any forward-looking statements contained herein, which reflect management’s opinions only as of the date hereof. Except as required by law, we undertake no obligation to revise or publicly release the results of any revision to any forward-looking statements. You are advised, however, to consult any additional disclosures we make in our reports to the SEC. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements contained in this report.

For a more complete description of the risks that may affect our business, see our Annual Report on Form 10-K for the year ended April 27, 2014.

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

Our operating results for the periods presented have been affected, both positively and negatively, by current economic conditions and several other factors discussed in detail below. Our historical operating results may not be indicative of our future results of operations because of these factors and the changing competitive landscape in each of our markets, as well as by factors discussed elsewhere herein. This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our Annual Report on Form 10-K for the year ended April 27, 2014 and by giving consideration to the following:

Items Impacting Income (Loss) from Continuing Operations— Significant items impacting our income (loss) from continuing operations during the fiscal quarters ended July 27, 2014, and July 28, 2013 are as follows:

Corporate Restructuring - During the fiscal quarter ended July 27, 2014, we eliminated certain executive positions in the corporate office to maximize efficiency and streamline reporting lines, resulting in severance expense of $2.3 million.

Colorado Referendum Costs —During the fiscal quarter ended July 27, 2014, the Company incurred $1.0 million of costs in support of efforts to defeat the proposed November referendum that would expand gaming to racetracks in certain counties in Colorado.

Casino Openings — We opened our Lady Luck Casino on the Nemacolin Woodlands Resort in Farmington, Pennsylvania on July 1, 2013.

Disruption —Our Boonville property was affected by power outages and forced to close three times during the three months ended July 28, 2013 for approximately 40 hours, of which two periods were over the key holidays of Father’s Day weekend and on the 4th of July. These disruptive events had a negative impact on our fiscal 2014 operating results.

Income Tax Provision — Our income tax provision from continuing operations was impacted by changes in the deferred tax liability attributable to indefinite lived intangibles and expense for state jurisdictions where taxable income is generated without net operating loss carry forwards available.  Our tax provision was $1.0 million and $1.4 million for the three months ended July 27, 2014 and July 28, 2013, respectively.

Results of Operations

Revenues and operating expenses for the three months ended July 27, 2014 and July 28, 2013 are as follows:

	Three Months Ended
	July 27,	July 28,		Percentage
(in thousands)	2014	2013	Variance	Variance
Revenues:
Casino	$255,072	$250,834	$4,238	1.7%
Rooms	8,312	8,915	(603)	-6.8%
Food, beverage, pari-mutuel and other	34,123	34,122	1	0.0%
Gross revenues	297,507	293,871	3,636	1.2%
Less promotional allowances	(55,858)	(55,858)	—	0.0%
Net revenues	241,649	238,013	3,636	1.5%

Operating expenses:
Casino	40,128	40,268	(140)	-0.3%
Gaming taxes	64,467	62,678	1,789	2.9%
Rooms	1,903	1,901	2	0.1%
Food, beverage, pari-mutuel and other	11,372	10,802	570	5.3%
Marine and facilities	14,719	14,619	100	0.7%
Marketing and administrative	60,361	59,250	1,111	1.9%
Corporate and development	9,148	6,698	2,450	36.6%
Preopening expense	—	3,898	(3,898)	N/M
Depreciation and amortization	19,643	19,802	(159)	-0.8%
Total operating expenses	$221,741	$219,916	1,825	0.8%

Casino — Casino revenues increased $4.2 million, or 1.7%, for the three months ended July 27, 2014, as compared to the same period in fiscal 2013. Casino revenues at our Nemacolin property, which opened July 1, 2013, were $10.2 million and $2.5 million for the three months ended July 27, 2014 and July 28, 2013, respectively. Excluding casino revenues at our Nemacolin property, casino revenues decreased $3.5 million, or 1.4%.

Casino operating expenses decreased $0.1 million, or 0.3%, for the three months ended July 27, 2014, as compared to the same period in the prior fiscal year. Excluding casino operating expenses of $1.5 million and $0.7 million at our Nemacolin property for the three months ended July 27, 2014 and July 28, 2013, respectively, casino expenses decreased $1.0 million or 2.5%.

Gaming Taxes — State and local gaming taxes increased $1.8 million, or 2.9%, for the three months ended July 27, 2014, as compared to the same period in the prior fiscal year.  Excluding gaming taxes at our Nemacolin property for both periods, gaming taxes decreased $0.9 million, or 1.5%, commensurate with the decrease in casino revenues.

Rooms — Rooms revenue decreased $0.6 million, or 6.8%, for the three months ended July 27, 2014, as compared to the same period in the prior fiscal year due to lower occupancy rates.

Promotional Allowances — Promotional allowances were flat for the three months ended July 27, 2014 as compared to the same period in the prior fiscal year.  Excluding promotional expenses at our Nemacolin property for both periods, promotional allowances decreased $2.3 million, or 4.1%, reflecting changes in our marketing programs.

Food, Beverage, Pari-Mutuel and Other — Food, beverage, pari-mutuel revenue was flat for the three months ended July 27, 2014 as compared to the same period in the prior fiscal year.  Excluding food and beverage revenue at our Nemacolin property of $0.9 million and $0.3 million for the three months ended July 27, 2014 and July 28, 2013, respectively, food, beverage, pari-mutuel and other revenues decreased $0.6 million, or 1.9%.

Food, beverage, pari-mutuel and other expense increased $0.6 million, or 5.3%, for the three months ended July 27, 2014 as compared to the same period of the prior year.  Excluding food and beverage expense of $0.4 million and $0.1 million at our Nemacolin property during the three months ended July 27, 2014 and July 28, 2013, respectively, food, beverage, pari-mutuel and other expense increased $0.3 million, or 3.1%.

Marketing and Administrative —  Marketing and administrative expenses increased $1.1 million, or 1.9%, for the three months ended July 27, 2014 as compared to the same period in the prior fiscal year. Excluding marketing and administrative expenses at our Nemacolin property for both periods, as well as the $1.0 million of costs incurred to defeat the Colorado referendum, marketing and administrative expenses decreased $1.9 million, or 1.6%, reflecting changes in our marketing programs as well as savings from cost reduction initiatives.

Corporate and Development — During the three months ended July 27, 2014, our corporate and development expenses were $9.1 million compared to $6.7 million for the three months ended July 28, 2013. The three months ended July 27, 2014 includes severance of $2.3 million resulting from the corporate restructuring. The three months ended July 28, 2013 includes a gain of $1.0 million from the sale of our corporate aircraft.  The remaining decrease reflects savings achieved through cost reduction initiatives and the timing of our long-term incentive plan payments.

Other Income (Expense) and Income Taxes

Interest expense, interest income, derivative expense and income tax provision for the three months ended July 27, 2014 and July 28, 2013 are as follows:

	Three Months Ended
	July 27,	July 28,		Percentage
(in thousands)	2014	2013	Variance	Variance

Interest expense	$(21,329)	$(22,654)	$1,325	-5.8%
Interest income	87	90	(3)	-3.3%
Derivative income	—	230	(230)	-100.0%
Income tax provision	(983)	(1,411)	428	-30.3%

Interest Expense — Interest expense decreased $1.3 million for the three months ended July 27, 2014, as compared to the same period in the prior fiscal year. This decrease is a result of a decrease in the outstanding borrowings against our revolving credit facility as compared to prior year.

Liquidity and Capital Resources

Cash Flows from Operating Activities - During the three months ended July 27, 2014, we generated $16.6 million in cash flows from operating activities compared to generating $10.9 million during the three months ended July 28, 2013. The year over year increase in cash flows from operating activities is primarily the result of the decrease in operating loss and changes in working capital.

Cash Flows used in Investing Activities — During the three months ended July 27, 2014, we used $8.4 million for investing activities compared to using $26.8 million during the three months ended July 28, 2013. Significant investing activities for the three months ended July 27, 2014 included capital expenditures of $9.0 million offset by the change in restricted cash and investments of $0.6 million.  Significant investing activities for the three months ended July 28, 2013 included capital expenditures of $22.3 million, of which $13.8 million related to Nemacolin, as well as an additional $7.5 million toward a Nemacolin gaming license.  These outflows were offset by $1.8 million of cash inflows from the change in restricted cash and investments and $1.1 million in proceeds from the sale of property and equipment, primarily the sale of the corporate aircraft.

Cash Flows from Financing Activities — During the three months ended July 27, 2014, our net cash flows used in financing activities were used primarily to repay borrowings under our Credit Facility of $9.7 million.  During the three months ended July 28, 2013, our net cash flows provided from financing activities were primarily from $14.9 million in borrowings under our Credit Facility.

Availability of Cash and Additional Capital - At July 27, 2014, we had cash and cash equivalents of $68.3 million and marketable securities of $27.6 million. As of July 27, 2014, we had $55.0 million in outstanding revolving credit borrowings under our Credit Facility and our net line of credit availability was approximately $125.0 million, as limited by our maximum consolidated total leverage ratio covenant.

Capital Expenditures and Development Activities— Historically, as part of our business development activities, we have entered into agreements which have resulted in the acquisition or development of businesses or assets. These business development efforts and related agreements typically require the expenditure of cash, which may be significant. The amount and timing of our cash expenditures relating to development activities may vary based upon our evaluation of current and future development opportunities, our financial condition and the condition of the financing markets. Our development activities are subject to a variety of factors including but not limited to: obtaining permits, licenses and approvals from appropriate regulatory and other agencies, legislative changes and, in certain circumstances, negotiating acceptable leases.

On February 1, 2013, we signed an agreement with Tower Investments, Inc. to manage The Provence, the resort and casino on North Broad Street, Philadelphia, proposed by Tower Entertainment, LLC (the “Tower JV”), if the project is selected by the Pennsylvania Gaming Control Board.  The Tower JV is one of four applicants for the final gaming license in Philadelphia. As part of our agreement with the Tower JV, we committed to loan $25 million to the Tower JV for the purpose of securing the Pennsylvania gaming license fee relating to the project.  The commitment for the loan is secured by a stand by letter of credit, which can only be drawn upon if the Tower JV is awarded the license. If the Tower JV is selected, we have the option to either 1) be repaid from the proceeds of permanent financing, or 2) convert the $25 million loan into a minority investment in the Tower JV.

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

For a discussion of our significant accounting policies and estimates, please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations and Notes to Consolidated Financial Statements presented in our 2014 Annual Report on Form 10-K. There were no newly identified significant accounting estimates in the first quarter of fiscal year 2015, nor were there any material changes to the critical accounting policies and estimates set forth in our 2014 Annual Report.

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

ITEM 4.                        CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of July 27, 2014.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of July 27, 2014, our disclosure controls and procedures were effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports we file or submit under the Exchange Act of 1934 and such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in our internal controls over financial reporting during the fiscal quarter ended July 27, 2014, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.                        LEGAL PROCEEDINGS

A reference is made to the information contained in Footnote 10 of our unaudited condensed consolidated financial statements included herein, which is incorporated herein by reference.

ITEM 1A.               RISK FACTORS

There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the year ended April 27, 2014, except for the following:

We face significant competition from other gaming operations, including Native American gaming facilities, and from legalization or expansion of gaming by states in or near where we own properties, that could have a material adverse effect on our future operations.

The gaming industry is intensely competitive, and we face a high degree of competition in the markets in which we operate. We have numerous competitors, including land-based casinos, dockside casinos, riverboat casinos, casinos located on racing, pari-mutuel operations or Native American-owned lands and video lottery and poker machines not located in casinos. We also compete with other forms of legalized gaming and entertainment such as online computer gambling, bingo, pull tab games, card parlors, sports books, “cruise-to-nowhere” operations, pari-mutuel or telephonic betting on horse racing and dog racing, state-sponsored lotteries, jai-alai, and, in the future, may compete with gaming at other venues. In addition, we compete more generally with other forms of entertainment for the discretionary spending of our customers. We also face the risk that existing competitors will expand their operations and the risk that Native American gaming will continue to grow. For example, an existing competitor in Davenport, Iowa, has announced plans to move its riverboat casino to a new land-based gaming facility that will compete with our Bettendorf, Iowa property, and a new casino is under construction in Lake Charles, Louisiana that will compete with our property there. Some of our competitors may have better name recognition, marketing and financial resources than we do; competitors with more financial resources may therefore be able to improve the quality of, or expand, their gaming facilities in a way that we may be unable to match.

In addition, we also face the risk of further legalization and/or expansion of gaming. Certain states have recently legalized, and other states are currently considering legalizing gaming. Our existing casinos attract a significant number of their customers from Houston, Texas; South Florida; Little Rock, Arkansas; and Denver, Colorado. Our continued success depends upon drawing customers from each of these geographic markets.  In the past, legislation to legalize or expand gaming has been introduced that would impact some of these markets. In July 2014, the Secretary of State of Colorado declared that proponents of an initiative to expand gaming to horse tracks in Colorado had obtained sufficient signatures to place the initiative on the ballot in November 2014. If passed, the initiative would expand gaming at Arapahoe Park horse racetrack and no more than one horse racetrack in each of Pueblo and Mesa counties where racing and wagering have taken place for at least five consecutive years. If the initiative passes and gaming expands in Colorado, it would adversely affect our business, particularly our Black Hawk, Colorado property.

We expect similar proposals to legalize or expand gaming will be made in the future in various states, and it is uncertain whether such proposals will be successful. Further, because the economic recession has reduced the revenues of state governments from traditional tax sources, voters and state legislatures may be more sympathetic to proposals authorizing or expanding gaming in those jurisdictions.

In addition, there is no limit on the number of gaming licenses that may be granted in several of the jurisdictions in which we operate. As a result, new gaming licenses could be awarded in these jurisdictions, which could allow new gaming operators to enter our markets that could have an adverse effect on our operating results.

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

ISLE OF CAPRI CASINOS, INC.

Dated: August 29, 2014	/s/ Eric L. Hausler
Eric L. Hausler
Chief Financial Officer
(Principal Financial Officer and Authorized Officer)

EXHIBIT NUMBER	DESCRIPTION

10.1†	First Amendment to Employment Agreement, dated August 11, 2014, between Isle of Capri Casinos, Inc. and Eric L. Hausler

31.1	Certification of Chief Executive Officer pursuant to Rule 13a—14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a—14(a) under the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

101

The following financial statements and notes from the Isle of Capri Casinos, Inc. Quarterly Report on Form 10-Q for the quarter ended July 27, 2014, filed on August 29, 2014 formatted in XBRL: (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statement of Comprehensive Income (Loss); (iv) Consolidated Statements of Stockholders’ Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements.

†                                         Management contract or compensatory plan or arrangement.