Form 10-Q
period 2014-10-26
ISLE OF CAPRI CASINOS INC
filed 2014-12-04
CIK 863015

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 26, 2014

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

As of December 1, 2014, the Company had a total of 40,027,800 shares of Common Stock outstanding (which excludes 2,038,348 shares held by us in treasury).

PART I—FINANCIAL INFORMATION

ITEM 1.                         FINANCIAL STATEMENTS

ISLE OF CAPRI CASINOS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	October 26,	April 27,
	2014	2014
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$68,794	$69,830
Marketable securities	27,052	27,289
Accounts receivable, net	11,280	12,615
Income taxes receivable	203	73
Deferred income taxes	3,898	4,106
Prepaid expenses and other assets	21,779	18,526
Total current assets	133,006	132,439
Property and equipment, net	935,930	955,604
Other assets:
Goodwill	108,970	108,970
Other intangible assets, net	54,492	54,911
Deferred financing costs, net	21,200	23,439
Restricted cash and investments	9,149	9,807
Prepaid deposits and other	4,825	4,904
Total assets	$1,267,572	$1,290,074
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$233	$230
Accounts payable	19,813	20,869
Accrued liabilities:
Payroll and related	37,935	34,700
Property and other taxes	24,750	20,360
Interest	16,658	16,920
Progressive jackpots and slot club awards	16,700	16,306
Other	20,773	18,478
Total current liabilities	136,862	127,863
Long-term debt, less current maturities	1,034,182	1,066,071
Deferred income taxes	37,628	35,870
Other accrued liabilities	18,420	18,495
Other long-term liabilities	22,357	22,391
Stockholders’ equity:
Preferred stock, $.01 par value; 2,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value; 60,000,000 shares authorized; shares issued: 42,066,148 at October 26, 2014 and April 27, 2014	421	421
Class B common stock, $.01 par value; 3,000,000 shares authorized; none issued		—
Additional paid-in capital	247,450	247,819
Retained earnings (deficit)	(205,251)	(201,913)
	42,620	46,327
Treasury stock, 2,033,907 shares at October 26, 2014 and 2,236,971 at April 27, 2014	(24,497)	(26,943)
Total stockholders’ equity	18,123	19,384
Total liabilities and stockholders’ equity	$1,267,572	$1,290,074

See notes to the consolidated financial statements.

ISLE OF CAPRI CASINOS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	October 26,	October 27,	October 26,	October 27,
	2014	2013	2014	2013
Revenues:
Casino	$255,445	$246,508	$510,517	$497,342
Rooms	8,474	8,713	16,786	17,628
Food, beverage, pari-mutuel and other	34,435	32,597	68,558	66,719
Gross revenues	298,354	287,818	595,861	581,689
Less promotional allowances	(59,437)	(56,197)	(115,295)	(112,055)
Net revenues	238,917	231,621	480,566	469,634
Operating expenses:
Casino	40,275	39,793	80,403	80,061
Gaming taxes	64,403	62,451	128,870	125,129
Rooms	1,849	1,872	3,752	3,773
Food, beverage, pari-mutuel and other	10,674	10,315	22,046	21,117
Marine and facilities	14,488	14,382	29,207	29,001
Marketing and administrative	59,858	59,640	120,219	118,890
Corporate and development	6,735	7,386	15,883	14,084
Litigation accrual reversal	—	(7,351)	—	(7,351)
Preopening expense	—	—	—	3,898
Depreciation and amortization	19,610	20,522	39,253	40,324
Total operating expenses	217,892	209,010	439,633	428,926
Operating income	21,025	22,611	40,933	40,708
Interest expense	(21,114)	(15,193)	(42,443)	(37,847)
Interest income	92	84	179	174
Derivative income	—	168	—	398

Income (loss) from continuing operations before income taxes	3	7,670	(1,331)	3,433
Income tax provision	(1,024)	(1,359)	(2,007)	(2,770)
Income (loss) from continuing operations	(1,021)	6,311	(3,338)	663
Income from discontinued operations, net of income taxes	—	1,726	—	2,512
Net income (loss)	$(1,021)	$8,037	$(3,338)	$3,175

Income (loss) per common share-basic:
Income (loss) from continuing operations	$(0.03)	$0.16	$(0.08)	$0.02
Income from discontinued operations, net of income taxes	—	0.04	—	0.06
Net income (loss)	$(0.03)	$0.20	$(0.08)	$0.08

Income (loss) per common share-diluted:
Income (loss) from continuing operations	$(0.03)	$0.16	$(0.08)	$0.02
Income from discontinued operations, net of income taxes	—	0.04	—	0.06
Net income (loss)	$(0.03)	$0.20	$(0.08)	$0.08

Weighted average basic shares	39,932,856	39,686,217	39,880,379	39,634,573
Weighted average diluted shares	39,932,856	39,731,192	39,880,379	39,682,644

See notes to the consolidated financial statements.

ISLE OF CAPRI CASINOS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands, except share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	October 26,	October 27,	October 26,	October 27,
	2014	2013	2014	2013
Net income (loss)	$(1,021)	$8,037	$(3,338)	$3,175
Other comprehensive income, net of tax:
Deferred hedge adjustment, net of income tax provision of $59 and $149 for the three and six months ended October 27, 2013, respectively	—	99	—	247
Comprehensive income (loss)	$(1,021)	$8,136	$(3,338)	$3,422

See notes to the consolidated financial statements.

ISLE OF CAPRI CASINOS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share amounts)

(Unaudited)

	Shares of		Additional	Retained		Total
	Common	Common	Paid-in	Earnings	Treasury	Stockholders’
	Stock	Stock	Capital	(Deficit)	Stock	Equity
Balance, April 27, 2014	42,066,148	$421	$247,819	$(201,913)	$(26,943)	$19,384
Net loss	—	—	—	(3,338)	—	(3,338)
Issuance of restricted stock from treasury stock, net of forfeitures	—	—	(2,446)	—	2,446	—
Stock compensation expense	—	—	2,077	—	—	2,077
Balance, October 26, 2014	42,066,148	$421	$247,450	$(205,251)	$(24,497)	$18,123

See notes to the consolidated financial statements.

ISLE OF CAPRI CASINOS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended
	October 26,	October 27,
	2014	2013
Operating activities:
Net income (loss)	$(3,338)	$3,175
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	39,253	41,497
Amortization and write-off of deferred financing costs	2,239	2,224
Amortization of debt discount	128	120
Deferred income taxes	1,965	2,190
Stock compensation expense	2,077	2,637
Litigation accrual reversal	—	(14,730)
Gain on derivative instruments	—	(398)
Loss (gain) on disposal of assets	35	(1,002)
Changes in operating assets and liabilities:
Marketable securities	237	400
Accounts receivable	1,335	1,209
Income tax receivable	(130)	446
Prepaid expenses and other assets	(3,205)	(2,429)
Accounts payable and accrued liabilities	8,317	(3,000)
Net cash provided by operating activities	48,913	32,339

Investing activities:
Purchase of property and equipment	(18,658)	(30,724)
Proceeds from sale of property and equipment	35	1,154
Payments towards gaming license	—	(7,500)
Restricted cash and investments	688	1,198
Net cash used in investing activities	(17,935)	(35,872)

Financing activities:
Principal payments on debt	(114)	(305)
Net (repayments) borrowings on line of credit	(31,900)	6,000
Payment of deferred financing costs	—	(673)
Net cash (used in) provided by financing activities	(32,014)	5,022

Net decrease in cash and cash equivalents	(1,036)	1,489
Cash and cash equivalents, beginning of period	69,830	68,469
Cash and cash equivalents, end of the period	$68,794	$69,958

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

Discontinued operations include our former Davenport, Iowa casino operations sold in February 2014.  The results of our discontinued operations are summarized as follows:

	Three Months Ended	Six Months Ended
	October 27,	October 27,
	2013	2013
Net revenues	$9,959	$19,675
Pretax income from discontinued operations	1,726	2,512
Income tax provision from discontinued operations	—	—
Income from discontinued operations	1,726	2,512

3.  Long-Term Debt

Long-term debt consists of the following:

	October 26,	April 27,
	2014	2014
Senior Secured Credit Facility:
Revolving line of credit, expires April 19, 2018, interest payable at least quarterly at either LIBOR and/or prime plus a margin	$32,800	$64,700
5.875% Senior Notes, interest payable semi-annually March 15 and September 15	350,000	350,000
7.75% Senior Notes, interest payable semi-annually March 15 and September 15, net of discount	298,616	298,488
8.875% Senior Subordinated Notes, interest payable Semi-annually June 15 and December 15	350,000	350,000
Other	2,999	3,113
	1,034,415	1,066,301
Less current maturities	233	230
Long-term debt	$1,034,182	$1,066,071

Senior Secured Credit Facility—Our Senior Secured Credit Facility as amended and restated (“Credit Facility”) consists of a $300,000 revolving line of credit. The Credit Facility is secured on a first priority basis by substantially all of our assets and guaranteed by substantially all of our significant subsidiaries.

Our net revolving line of credit availability at October 26, 2014, as limited by our maximum consolidated total leverage ratio, was approximately $178,000, after consideration of approximately $32,000 in outstanding letters of credit. We have an annual commitment fee related to the unused portion of the Credit Facility of up to 0.55% which is included in interest expense in the accompanying consolidated statements of operations. The weighted average effective interest rates of the Credit Facility for the six months ended October 26, 2014 was 3.54%.

The Credit Facility includes a number of affirmative and negative covenants. Additionally, we must comply with certain financial covenants including maintenance of a total leverage ratio, senior secured leverage ratio and minimum interest coverage ratio. The Credit Facility also restricts our ability to make certain investments or distributions. We were in compliance with the covenants as of October 26, 2014.

Subsequent to quarter end, on October 29, 2014, we amended our Credit Facility to revise the definition of consolidated EBITDA to exclude the costs associated with the Colorado Referendum and certain severance expenses related to the corporate restructuring.  The amendment will be effective beginning in the third quarter fiscal 2015.

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

4.  Earnings Per Share

The following table sets forth the computation of basic and diluted income (loss) per share:

	Three Months Ended		Six Months Ended
	October 26,	October 27,	October 26,	October 27,
	2014	2013	2014	2013
Numerator:
Income (loss) applicable to common shares:
Income (loss) from continuing operations	$(1,021)	$6,311	$(3,338)	$663
Income from discontinued operations	—	1,726	—	2,512

Net income (loss)	$(1,021)	$8,037	$(3,338)	$3,175

Denominator:
Denominator for basic earnings (loss) per share - weighted average shares	39,932,856	39,686,217	39,880,379	39,634,573
Effect of dilutive securities
Employee stock options	—	44,975	—	48,071
Denominator for diluted earnings (loss) per share - adjusted weighted average shares and assumed conversions	39,932,856	39,731,192	39,880,379	39,682,644

Basic earnings (loss) per share:
Income (loss) from continuing operations	$(0.03)	$0.16	$(0.08)	$0.02
Income from discontinued operations	—	0.04	—	0.06
Net income (loss)	$(0.03)	$0.20	$(0.08)	$0.08

Diluted earnings (loss) per share:
Income (loss) from continuing operations	$(0.03)	$0.16	$(0.08)	$0.02
Income from discontinued operations	—	0.04	—	0.06
Net income (loss)	$(0.03)	$0.20	$(0.08)	$0.08

Our basic earnings (loss) per share are computed by dividing net income (loss) by the weighted average number of shares outstanding for the period. Due to the loss from continuing operations for the three and six months ended October 26, 2014, stock options representing 43,945 and 44,180 shares, which are potentially dilutive, and 205,060 shares, which are anti-dilutive, were excluded from the calculation of common shares for diluted loss per share for the respective periods.  Stock options representing 753,860 shares, which were anti-dilutive, were excluded from the calculation of common shares for diluted earnings per share for the three and six months ended

October 27, 2013.  As the minimum market performance conditions related to our restricted stock units have not been achieved as of October 26, 2014 or October 27, 2013, 1,656,943 and 1,714,286 units have been excluded from the calculation of diluted earnings per share for the respective periods.

5.  Stock Based Compensation

Under our 2009 Long Term Incentive Plan we have issued restricted stock units, restricted stock and stock options.

Restricted Stock Units—During fiscal 2013, we granted restricted stock units (“RSUs”) containing market performance conditions which will determine the ultimate amount of RSUs, if any, to be awarded up to 1,656,943 shares.  Any RSUs earned will vest 50% on April 26, 2015 and 50% on April 26, 2016.  The fair value of these RSUs was determined utilizing a lattice pricing model which considered a range of assumptions including volatility and risk-free interest rates.  The aggregate compensation cost related to these RSUs is $4,695 to be recognized over the vesting periods. As of October 26, 2014, our unrecognized compensation cost for these RSUs was $1,265.

Restricted Stock — During the six months ended October 26, 2014, we issued 107,214 shares of restricted stock with a weighted average grant date fair value of $7.92 to employees and 122,325 shares of restricted stock with a weighted-average grant date fair value of $7.24 to directors.  Restricted stock awards are made to employees and directors under annual long-term incentive grants which primarily vest one-third on each anniversary of the grant date for employees and vests one-half on the grant date and one-half on the first anniversary of the grant date for directors. Our aggregate estimate of forfeitures for restricted stock for employees and directors is 12% and 0%, respectively. As of October 26, 2014, our unrecognized compensation cost for unvested restricted stock was $1,430 with a remaining weighted average vesting period of 1.15 years.

6.  Fair Value

Items Measured at Fair Value on a Recurring Basis—The following table sets forth the assets measured at fair value on a recurring basis, by input level, in the consolidated balance sheets at October 26, 2014 and April 27, 2014:

	October 26, 2014
	Level 1	Level 2	Total
Assets:
Marketable securities	$7,910	$19,142	$27,052
Restricted cash and investments	4,665	4,484	9,149

	April 27, 2014
	Level 1	Level 2	Total
Assets:
Marketable securities	$10,074	$17,215	$27,289
Restricted cash and investments	4,459	5,348	9,807

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

Other Financial Instruments - The estimated carrying amounts and fair values of our other financial instruments are as follows:

	October 27, 2014		April 27, 2014
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
Financial liabilities:
Revolving line of credit	$32,800	$31,816	$64,700	$63,083
5.875% Senior notes	350,000	357,000	350,000	351,750
7.75% Senior notes	298,616	313,547	298,488	318,576
8.875% Senior subordinated notes	350,000	373,625	350,000	373,520
Other long-term debt	2,999	2,999	3,113	3,113
Other long-term liabilities	22,357	22,357	22,391	22,391

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

7.  Income Taxes

A summary of our effective income tax provision from continuing operations is as follows:

	Three Months Ended		Six Months Ended
	October 26,	October 27,	October 26,	October 27,
	2014	2013	2014	2013
Federal taxes at the statutory rate	$1	$3,289	$(466)	$2,081
State taxes	(179)	233	(519)	516
Permanent differences	1,464	277	2,004	536
Tax credits	(559)	(263)	(672)	(525)
Other	40	49	40	101
Valuation allowance	257	(2,226)	1,620	61
Income tax provision from continuing operations	$1,024	$1,359	$2,007	$2,770

Our income tax provision consists of changes in the deferred tax liability attributable to indefinite lived intangibles and expense in state jurisdictions without net operating loss carryforwards available.

As of October 26, 2014, we have a full valuation allowance on our federal and state deferred tax assets and have concluded that the valuation allowance was still needed due to our history of cumulative losses.  During fiscal 2014, our Florida operations experienced their second consecutive year of substantive pretax income.  We continue to evaluate our cumulative income position and income trend, as well as our future projections of sustained profitability for our Florida operations. We will continue to evaluate whether this profitability trend constitutes sufficient positive evidence to support a full, or partial, reversal of our Florida state valuation allowance of approximately $3,000.

8.  Supplemental Disclosures

Cash Flow — For the six months ended October 26, 2014 and October 27, 2013, we made net cash interest payments of $40,466 and $43,652, respectively. Additionally, we made net income tax payments of $171 and received net income tax refunds of $97 during the six months ended October 26, 2014 and October 27, 2013, respectively.

For the six months ended October 26, 2014 and October 27, 2013, the accrued purchases of property and equipment in accounts payable increased by $573 and decreased by $6,188, respectively.

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

During the three months ended October 26, 2014, our wholly owned subsidiary, IOC-Davenport, Inc, changed designations from a Guarantor Subsidiary to a Non-Guarantor Subsidiary. All periods presented below reflect the operations of IOC-Davenport, Inc. as a Non-Guarantor Subsidiary.

Consolidating condensed balance sheets as of October 26, 2014 and April 27, 2014 are as follows:

	As of October 26, 2014
	Isle of Capri			Consolidating
	Casinos, Inc.		Non-	and	Isle of Capri
	(Parent	Guarantor	Guarantor	Eliminating	Casinos, Inc.
	Obligor)	Subsidiaries	Subsidiaries	Entries	Consolidated
Balance Sheet
Current assets	$25,549	$76,811	$35,459	$(4,813)	$133,006
Intercompany receivables	476,708	—	316	(477,024)	—
Investments in subsidiaries	551,876	3,358	—	(555,234)	—
Property and equipment, net	7,421	889,188	39,321	—	935,930
Other assets	31,831	150,571	20,210	(3,976)	198,636
Total assets	$1,093,385	$1,119,928	$95,306	$(1,041,047)	$1,267,572

Current liabilities	$34,197	$75,958	$31,520	$(4,813)	$136,862
Intercompany payables	—	452,024	25,000	(477,024)	—
Long-term debt, less current maturities	1,034,105	—	77	—	1,034,182
Other accrued liabilities	6,960	68,133	7,288	(3,976)	78,405
Stockholders’ equity	18,123	523,813	31,421	(555,234)	18,123
Total liabilities and stockholders’ equity	$1,093,385	$1,119,928	$95,306	$(1,041,047)	$1,267,572

	As of April 27, 2014
	Isle of Capri			Consolidating
	Casinos, Inc.		Non-	and	Isle of Capri
	(Parent	Guarantor	Guarantor	Eliminating	Casinos, Inc.
	Obligor)	Subsidiaries	Subsidiaries	Entries	Consolidated
Balance Sheet
Current assets	$16,131	$80,918	$35,589	$(199)	$132,439
Intercompany receivables	530,886	—	—	(530,886)	—
Investments in subsidiaries	535,662	3,358	—	(539,020)	—
Property and equipment, net	6,693	907,175	41,736	—	955,604
Other assets	35,837	151,044	20,236	(5,086)	202,031
Total assets	$1,125,209	$1,142,495	$97,561	$(1,075,191)	$1,290,074

Current liabilities	$33,447	$67,899	$26,716	$(199)	$127,863
Intercompany payables	—	495,416	35,470	(530,886)	—
Long-term debt, less current maturities	1,065,913	—	158	—	1,066,071
Other accrued liabilities	6,465	68,002	7,375	(5,086)	76,756
Stockholders’ equity	19,384	511,178	27,842	(539,020)	19,384
Total liabilities and stockholders’ equity	$1,125,209	$1,142,495	$97,561	$(1,075,191)	$1,290,074

Consolidating condensed statements of operations for the three and six months ended October 26, 2014 and October 27, 2013 are as follows:

	For the Three Months Ended October 26, 2014
	Isle of Capri			Consolidating
	Casinos, Inc.		Non-	and	Isle of Capri
	(Parent	Guarantor	Guarantor	Eliminating	Casinos, Inc.
Statement of Operations	Obligor)	Subsidiaries	Subsidiaries	Entries	Consolidated
Revenues:
Casino	$—	$244,105	$11,340	$—	$255,445
Rooms, food, beverage, pari-mutuel and other	1	41,755	3,380	(2,227)	42,909
Management fee revenue	8,334	—	—	(8,334)	—
Gross revenues	8,335	285,860	14,720	(10,561)	298,354
Less promotional allowances	—	(55,983)	(3,454)	—	(59,437)
Net revenues	8,335	229,877	11,266	(10,561)	238,917

Operating expenses:
Casino	—	38,598	1,677	—	40,275
Gaming taxes	—	60,249	4,154	—	64,403
Rooms, food, beverage, pari-mutuel and other	8,017	83,283	4,531	(2,227)	93,604
Management fee expense	—	8,034	300	(8,334)	—
Depreciation and amortization	508	17,740	1,362	—	19,610
Total operating expenses	8,525	207,904	12,024	(10,561)	217,892

Operating income (loss)	(190)	21,973	(758)	—	21,025
Interest expense, net	(10,971)	(9,519)	(532)	—	(21,022)
Equity in income (loss) of subsidiaries	5,769	—	—	(5,769)	—
Income (loss) from continuing operations before income taxes	(5,392)	12,454	(1,290)	(5,769)	3
Income tax benefit (provision)	4,371	(7,068)	1,673	—	(1,024)
Income (loss) from continuining operations	(1,021)	5,386	383	(5,769)	(1,021)
Income (loss) of discontinued operations	—	—	—	—	—
Net income (loss)	$(1,021)	$5,386	$383	$(5,769)	$(1,021)

	For the Three Months Ended October 27, 2013
	Isle of Capri			Consolidating
	Casinos, Inc.		Non-	and	Isle of Capri
	(Parent	Guarantor	Guarantor	Eliminating	Casinos, Inc.
Statement of Operations	Obligor)	Subsidiaries	Subsidiaries	Entries	Consolidated
Revenues:
Casino	$—	$238,051	$8,457	$—	$246,508
Rooms, food, beverage, pari-mutuel and other	176	40,236	3,217	(2,319)	41,310
Management fee revenue	7,816	—	—	(7,816)	—
Gross revenues	7,992	278,287	11,674	(10,135)	287,818
Less promotional allowances	—	(54,276)	(1,921)	—	(56,197)
Net revenues	7,992	224,011	9,753	(10,135)	231,621

Operating expenses:
Casino	—	37,938	1,855	—	39,793
Gaming taxes	—	59,183	3,268	—	62,451
Rooms, food, beverage, pari-mutuel and other	8,628	82,560	4,726	(2,319)	93,595
Litigation accrual reversal	—	—	(7,351)	—	(7,351)
Management fee expense	—	7,608	208	(7,816)	—
Depreciation and amortization	380	18,472	1,670	—	20,522
Total operating expenses	9,008	205,761	4,376	(10,135)	209,010

Operating income (loss)	(1,016)	18,250	5,377	—	22,611
Interest (expense) income, net	(11,546)	(9,697)	6,134	—	(15,109)
Derivative income	168	—	—	—	168
Equity in income (loss) of subsidiaries	15,422	—	—	(15,422)	—
Income (loss) from continuing operations before income taxes	3,028	8,553	11,511	(15,422)	7,670
Income tax (provision) benefit	3,283	(5,107)	465	—	(1,359)
Income (loss) from continuining operations	6,311	3,446	11,976	(15,422)	6,311
Income (loss) of discontinued operations	1,726	—	1,310	(1,310)	1,726
Net income (loss)	$8,037	$3,446	$13,286	$(16,732)	$8,037

	For the Six Months Ended October 26, 2014
	Isle of Capri			Consolidating
	Casinos, Inc.		Non-	and	Isle of Capri
	(Parent	Guarantor	Guarantor	Eliminating	Casinos, Inc.
Statement of Operations	Obligor)	Subsidiaries	Subsidiaries	Entries	Consolidated
Revenues:
Casino	$—	$488,978	$21,539	$—	$510,517
Rooms, food, beverage, pari-mutuel and other	42	83,195	6,636	(4,529)	85,344
Management fee revenue	16,800	—	—	(16,800)	—
Gross revenues	16,842	572,173	28,175	(21,329)	595,861
Less promotional allowances	—	(109,351)	(5,944)	—	(115,295)
Net revenues	16,842	462,822	22,231	(21,329)	480,566

Operating expenses:
Casino	—	77,210	3,193	—	80,403
Gaming taxes	—	120,783	8,087	—	128,870
Rooms, food, beverage, pari-mutuel and other	17,426	168,014	10,196	(4,529)	191,107
Management fee expense	—	16,200	600	(16,800)	—
Depreciation and amortization	976	35,556	2,721	—	39,253
Total operating expenses	18,402	417,763	24,797	(21,329)	439,633

Operating income (loss)	(1,560)	45,059	(2,566)	—	40,933
Interest expense, net	(22,154)	(19,040)	(1,070)	—	(42,264)
Equity in income (loss) of subsidiaries	11,578	—	—	(11,578)	—
Income (loss) from continuing operations before income taxes	(12,136)	26,019	(3,636)	(11,578)	(1,331)
Income tax benefit (provision)	8,798	(13,501)	2,696	—	(2,007)
Income (loss) from continuining operations	(3,338)	12,518	(940)	(11,578)	(3,338)
Income (loss) of discontinued operations	—	—	—	—	—
Net income (loss)	$(3,338)	$12,518	$(940)	$(11,578)	$(3,338)

	For the Six Months Ended October 27, 2013
	Isle of Capri			Consolidating
	Casinos, Inc.		Non-	and	Isle of Capri
	(Parent	Guarantor	Guarantor	Eliminating	Casinos, Inc.
Statement of Operations	Obligor)	Subsidiaries	Subsidiaries	Entries	Consolidated
Revenues:
Casino	$—	$486,418	$10,924	$—	$497,342
Rooms, food, beverage, pari-mutuel and other	354	82,775	5,885	(4,667)	84,347
Management fee revenue	16,055	—	—	(16,055)	—
Gross revenues	16,409	569,193	16,809	(20,722)	581,689
Less promotional allowances	—	(109,947)	(2,108)	—	(112,055)
Net revenues	16,409	459,246	14,701	(20,722)	469,634

Operating expenses:
Casino	—	77,540	2,521	—	80,061
Gaming taxes	—	120,644	4,485	—	125,129
Rooms, food, beverage, pari-mutuel and other	16,762	167,865	10,803	(4,667)	190,763
Litigation accrual reversal	—	—	(7,351)	—	(7,351)
Management fee expense	—	15,847	208	(16,055)	—
Depreciation and amortization	782	37,314	2,228	—	40,324
Total operating expenses	17,544	419,210	12,894	(20,722)	428,926

Operating income (loss)	(1,135)	40,036	1,807	—	40,708
Interest (expense) income, net	(23,308)	(19,428)	5,063	—	(37,673)
Derivative income	398	—	—	—	398
Equity in income (loss) of subsidiaries	18,210	—	—	(18,210)	—
Income (loss) from continuing operations before income taxes	(5,835)	20,608	6,870	(18,210)	3,433
Income tax (provision) benefit	6,498	(11,341)	2,073	—	(2,770)
Income (loss) from continuining operations	663	9,267	8,943	(18,210)	663
Income (loss) of discontinued operations	2,512	—	1,777	(1,777)	2,512
Net income (loss)	$3,175	$9,267	$10,720	$(19,987)	$3,175

Consolidating condensed statements of cash flows for the six months ended October 26, 2014 and October 27, 2013 are as follows:

	Six Months Ended October 26, 2014
	Isle of Capri			Consolidating
	Casinos, Inc.		Non-	and	Isle of Capri
	(Parent	Guarantor	Guarantor	Eliminating	Casinos, Inc.
Statement of Cash Flows	Obligor)	Subsidiaries	Subsidiaries	Entries	Consolidated

Net cash (used in) provided by operating activities	$(17,140)	$60,199	$5,854	$—	$48,913

Investing Activities:
Purchases of property and equipment, net of proceeds	(1,639)	(16,664)	(320)	—	(18,623)
Restricted cash and investments	—	—	688	—	688
Parent company investment in subsidiaries	49,663	—	—	(49,663)	—
Net cash provided by (used in) investing activities	48,024	(16,664)	368	(49,663)	(17,935)

Financing Activities:
Principal payments on debt	(33)	—	(81)	—	(114)
Net repayments on line of credit	(31,900)	—	—	—	(31,900)
Net proceeds from (payments to) related parties	—	(43,393)	(6,270)	49,663	—
Net cash (used in) provided by financing activities	(31,933)	(43,393)	(6,351)	49,663	(32,014)

Net (decrease) increase in cash and cash equivalents	(1,049)	142	(129)	—	(1,036)
Cash and cash equivalents at beginning of period	6,051	53,787	9,992	—	69,830
Cash and cash equivalents at end of the period	$5,002	$53,929	$9,863	—	$68,794

	Six Months Ended October 27, 2013
	Isle of Capri			Consolidating
	Casinos, Inc.		Non-	and	Isle of Capri
	(Parent	Guarantor	Guarantor	Eliminating	Casinos, Inc.
Statement of Cash Flows	Obligor)	Subsidiaries	Subsidiaries	Entries	Consolidated

Net cash (used in) provided by operating activities	$(20,158)	$50,539	$1,958	$—	$32,339

Investing Activities:
Purchases of property and equipment, net of proceeds	(169)	(12,600)	(16,801)	—	(29,570)
Payments towards gaming license	—	—	(7,500)	—	(7,500)
Restricted cash and investments	—	—	1,198	—	1,198
Parent company investment in subsidiaries	13,491	—	—	(13,491)	—
Net cash provided by (used in) investing activities	13,322	(12,600)	(23,103)	(13,491)	(35,872)

Financing Activities:
Principal payments on debt	(30)	—	(275)	—	(305)
Net borrowings on line of credit	6,000	—	—	—	6,000
Payments of deferred financing costs	(673)	—	—	—	(673)
Net proceeds from (payments to) related parties	—	(41,056)	27,565	13,491	—
Net cash provided by (used in) financing activities	5,297	(41,056)	27,290	13,491	5,022

Net (decrease) increase in cash and cash equivalents	(1,539)	(3,117)	6,145	—	1,489
Cash and cash equivalents at beginning of period	6,914	54,612	6,943	—	68,469
Cash and cash equivalents at end of the period	$5,375	$51,495	$13,088	—	$69,958

10.  Commitments and Contingencies

Legal and Regulatory Proceedings— In October 2012, we opened our new casino in Cape Girardeau, Missouri. A subcontractor filed a mechanics’ lien against our property resulting from a dispute between the subcontractor and our general contractor for the construction project. We demanded that the general contractor cause the lien to be bonded against or satisfied, however the general contractor refused to do so and asserted that a portion of the subcontractor’s claim resulted from additional work directly requested by us. In October 2013, the subcontractor filed suit against our wholly-owned subsidiary IOC-Cape Girardeau, LLC, the general contractor and two other defendants alleging various contract and equitable claims and is seeking damages of approximately $4,600. In August 2014, we filed a cross claim against the general contractor alleging breach of contract and various indemnity claims. The outcome of this matter is still in doubt and cannot be predicted with any degree of certainty.  In the event that we incur any costs in connection with this matter, we do not believe that any such costs would be material, and if incurred, the settlement of construction costs would be capitalized.

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

On February 1, 2013, we signed an agreement with Tower Investments, Inc. to manage The Provence, the resort and casino on North Broad Street, Philadelphia, proposed by Tower Entertainment, LLC (the “Tower JV”), if the project was selected by the Pennsylvania Gaming Control Board.  The agreement included a commitment for a loan that was secured by a stand by letter of credit of $25,000, which could only be drawn upon if the Tower JV was awarded the license. On November 18, 2014, the license was awarded to another applicant and we subsequently cancelled the letter of credit.

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

Items Impacting Income (Loss) from Continuing Operations— Significant items impacting our income (loss) from continuing operations during the periods ended October 26, 2014, and October 27, 2013 are as follows:

Colorado Referendum Costs —During the three and six months ended October 26, 2014, the Company incurred costs of $3.0 million and $4.1 million, respectively, in support of efforts to defeat the proposed November referendum that would have expanded gaming to racetracks in certain Colorado counties.

Property Tax Settlement — During the three months ended October 26, 2014, we reduced property tax expense by $1.2 million as a result of the settlement of our property tax appeal at our Waterloo, Iowa property for calendar years 2011 through 2014.

Corporate Restructuring - During the six months ended October 26, 2014, we eliminated executive positions in the corporate office to maximize efficiency and streamline reporting lines, resulting in severance expense of $2.3 million.

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

Disruption — Our Black Hawk property’s attendance was negatively impacted by the severe weather and flooding in Colorado during September 2013.  Our Boonville property was affected by power outages and was forced to close three times for a total of approximately 40 hours, of which two periods were over the key holidays of Father’s Day weekend and on the 4th of July. These disruptive events had a negative impact on our operating results for the prior year periods.

Income Tax Provision — Our income tax provision from continuing operations was impacted by changes in the deferred tax liability attributable to indefinite lived intangibles and expense for state jurisdictions where taxable income is generated.  Our tax provision was $1.0 million and $1.4 million for the three months ended October 26, 2014 and October 27, 2013, respectively, and was $2.0 million and $2.8 million for the six months ended October 26, 2014 and October 27, 2013, respectively.

Results of Operations

Revenues and operating expenses for the three and six months ended October 26, 2014 and October 27, 2013 are as follows:

	Three Months Ended
	October 28,	October 27,		Percentage
(in thousands)	2014	2013	Variance	Variance
Revenues:
Casino	$255,445	$246,508	$8,937	3.6%
Rooms	8,474	8,713	(239)	-2.7%
Food, beverage, pari-mutuel and other	34,435	32,597	1,838	5.6%
Gross revenues	298,354	287,818	10,536	3.7%
Less promotional allowances	(59,437)	(56,197)	(3,240)	5.8%
Net revenues	238,917	231,621	7,296	3.1%

Operating expenses:
Casino	40,275	39,793	482	1.2%
Gaming taxes	64,403	62,451	1,952	3.1%
Rooms	1,849	1,872	(23)	-1.2%
Food, beverage, pari-mutuel and other	10,674	10,315	359	3.5%
Marine and facilities	14,488	14,382	106	0.7%
Marketing and administrative	59,858	59,640	218	0.4%
Corporate and development	6,735	7,386	(651)	-8.8%
Litigation accrual reversal	—	(7,351)	7,351	N/M
Depreciation and amortization	19,610	20,522	(912)	-4.4%
Total operating expenses	$217,892	$209,010	8,882	4.2%

	Six Months Ended
	October 26,	October 27,		Percentage
(in thousands)	2014	2013	Variance	Variance
Revenues:
Casino	$510,517	$497,342	$13,175	2.6%
Rooms	16,786	17,628	(842)	-4.8%
Food, beverage, pari-mutuel and other	68,558	66,719	1,839	2.8%
Gross revenues	595,861	581,689	14,172	2.4%
Less promotional allowances	(115,295)	(112,055)	(3,240)	2.9%
Net revenues	480,566	469,634	10,932	2.3%

Operating expenses:
Casino	80,403	80,061	342	0.4%
Gaming taxes	128,870	125,129	3,741	3.0%
Rooms	3,752	3,773	(21)	-0.6%
Food, beverage, pari-mutuel and other	22,046	21,117	929	4.4%
Marine and facilities	29,207	29,001	206	0.7%
Marketing and administrative	120,219	118,890	1,329	1.1%
Corporate and development	15,883	14,084	1,799	12.8%
Litigation accrual reversal	—	(7,351)	7,351	N/M
Preopening expense	—	3,898	(3,898)	N/M
Depreciation and amortization	39,253	40,324	(1,071)	-2.7%
Total operating expenses	$439,633	$428,926	10,707	2.5%

Casino — Casino revenues increased $8.9 million, or 3.6%, for the three months ended October 26, 2014, as compared to the same period in fiscal 2014.  Casino revenues increased $3.4 million at our Black Hawk properties as they were impacted in the prior year by the weather and flooding in Colorado. Nemacolin and Cape Girardeau’s casino revenues increased by $2.9 million and $1.5 million, respectively, as both properties continue to mature.  Lula’s casino revenues also increased $1.5 million due to the implementation of more targeted marketing programs.

Casino operating expenses increased $0.5 million, or 1.2%, for the three months ended October 26, 2014, as compared to the same period in the prior fiscal year reflecting the increased casino revenues offset by savings from cost reduction initiatives.

Casino revenues increased $13.2 million, or 2.6%, for the six months ended October 26, 2014, as compared to the same period in fiscal 2014. Casino revenues at our Nemacolin property, which opened July 1, 2013, were $21.5 million and $10.9 million for the six months ended October 26, 2014 and October 27, 2013, respectively. Excluding casino revenues at our Nemacolin property, casino revenues increased $2.6 million, or 0.5%.

Casino operating expenses increased $0.3 million, or 0.4%, for the six months ended October 26, 2014, as compared to the same period in the prior fiscal year.  Excluding casino operating expenses of $3.2 million and $2.5 million at our Nemacolin property for the six months ended October 26, 2014 and October 27, 2013, respectively, casino expenses decreased $0.3 million or 0.4% reflecting savings from cost reduction initiatives.

Gaming Taxes — State and local gaming taxes increased $2.0 million, or 3.1% for the three months ended October 26, 2014, as compared to the same period in the prior fiscal year, which is commensurate with casino revenues.

State and local gaming taxes increased $3.7 million, or 3.0%, for the six months ended October 26, 2014, as compared to the same period in the prior fiscal year.  Excluding gaming taxes at our Nemacolin property of $8.1 million and $4.5 million for the six months ended October 26, 2014 and October 27, 2013, respectively, gaming taxes were flat for the six month period, which is commensurate with casino revenues when excluding Nemacolin revenues.

Rooms — Rooms revenue decreased $0.2 million, or 2.7%, and $0.8 million, or 4.8%, for the three and six months ended October 26, 2014, respectively, as compared to the same period in the prior fiscal year due to lower occupancy rates.

Promotional Allowances — Promotional allowances increased $3.2 million, or 5.8%, for the three months ended October 26, 2014. The Nemacolin, Lula and Black Hawk properties’ promotional allowances increased $3.6 million contributing to their increases in casino revenues.

Promotional allowances increased $3.2 million, or 2.9%, for the six months ended October 26, 2014.  Excluding the promotional allowances at our Nemacolin property, promotional allowances decreased $0.6 million, or 0.5%.  The $2.9 million increase at our Lula and Black Hawk properties were offset by decreases in our overall promotional allowances reflecting changes in our marketing programs.

Marketing and Administrative —  Marketing and administrative expenses increased $0.2 million, or 0.4%, for the three months ended October 26, 2014 as compared to the same period in the prior fiscal year. Excluding $3.0 million of costs incurred to defeat the Colorado referendum and the $1.2 million credit related to the property tax settlement in Waterloo, marketing and administrative expenses decreased $1.6 million, or 2.7%, reflecting changes in our marketing programs as well as savings from cost reduction initiatives.

Marketing and administrative expenses increased $1.3 million, or 1.1%, for the six months ended October 26, 2014 as compared to the same period in the prior fiscal year. Excluding marketing and administrative expenses at our Nemacolin property for both periods, the $4.1 million of costs incurred to defeat the Colorado referendum and the $1.2 million credit related to the property tax settlement at Waterloo, marketing and administrative expenses decreased $3.5 million, or 3.1%, reflecting changes in our marketing programs as well as savings from cost reduction initiatives.

Corporate and Development — During the three months ended October 26, 2014, our corporate and development expenses were $6.7 million compared to $7.4 million for the three months ended October 27, 2013. The decrease reflects lower stock compensation expense of $0.3 million and savings achieved through cost reduction initiatives.

During the six months ended October 26, 2014, our corporate and development expenses were $15.8 million compared to $14.1 million for the six months ended October 27, 2013. The six months ended October 26, 2014 includes severance of $2.3 million resulting from the corporate restructuring. The six months ended October 27, 2013 includes a gain of $1.0 million from the sale of our corporate aircraft.  The decrease reflects lower stock compensation expense of $0.5 million and savings achieved through cost reduction initiatives.

Depreciation and Amortization — Depreciation and amortization expense for the three and six months ended October 26, 2014 decreased $0.9 million and $1.1 million, respectively, primarily due to certain assets becoming fully depreciated.

Other Income (Expense) and Income Taxes

Interest expense, interest income, derivative income and income tax (provision) benefit for the three and six months ended October 26, 2014 and October 27, 2013 are as follows:

	Three Months Ended
	October 26,	October 27,		Percentage
(in thousands)	2014	2013	Variance	Variance

Interest expense	$(21,114)	$(15,193)	$(5,921)	39.0%
Interest income	92	84	8	9.5%
Derivative income	—	168	(168)	-100.0%
Income tax provision	(1,024)	(1,359)	335	-24.7%

	Six Months Ended
	October 26,	October 27,		Percentage
(in thousands)	2014	2013	Variance	Variance

Interest expense	$(42,443)	$(37,847)	$(4,596)	12.1%
Interest income	179	174	5	2.9%
Derivative income	—	398	(398)	-100.0%
Income tax provision	(2,007)	(2,770)	763	-27.5%

Interest Expense — Interest expense increased by $5.9 million and $4.6 million for the three and six months ended October 26, 2014, respectively, as compared to the same periods in the prior fiscal year. The three and six months of the prior year includes the reversal of $7.4 million in interest expense resulting from the favorable Greek litigation ruling.  Excluding this reversal, interest expense decreased $1.5 million and $2.8 million in the three and six months of the current year on lower credit facility borrowings.

Liquidity and Capital Resources

Cash Flows from Operating Activities - During the six months ended October 26, 2014, we generated $48.9 million in cash flows from operating activities compared to generating $32.3 million during the six months ended October 27, 2013. The year over year increase in cash flows from operating activities is primarily the result of working capital changes associated with accounts payable and construction activities in the prior year.

Cash Flows used in Investing Activities - During the six months ended October 26, 2014, we used $17.9 million for investing activities compared to using $35.9 million during the six months ended October 27, 2013. Significant investing activities for the six months ended October 26, 2014 included capital expenditures of $18.7 million.  Significant investing activities for the six months ended October 27, 2013 included capital expenditures of $30.7 million, of which $17.7 million related to Nemacolin, as well as an additional $7.5 million toward a Nemacolin table gaming license.  These outflows were offset by $1.2 million of cash inflows from the change in restricted cash and investments and $1.2 million in proceeds from the sale of property and equipment.

Cash Flows used in Financing Activities — During the six months ended October 26, 2014, our net cash flows used in financing activities were primarily to repay $31.9 million of borrowings under our Credit Facility.  During the six months ended October 27, 2013, our net cash flows provided from financing activities were primarily from $6.0 million in borrowings under our Credit Facility.

Availability of Cash and Additional Capital - At October 26, 2014, we had cash and cash equivalents of $68.8 million and marketable securities of $27.1 million. As of October 26, 2014, we had $32.8 million in outstanding revolving credit borrowings under our Credit Facility and our net line of credit availability was approximately $178.0 million, as limited by our maximum consolidated total leverage ratio. On October 29, 2014, we amended our Credit Facility to revise the definition of consolidated EBITDA to exclude the costs associated with the Colorado Referendum and certain severance expenses related to the corporate restructuring.  The amendment will be effective beginning in the third quarter fiscal 2015.

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

On February 1, 2013, we signed an agreement with Tower Investments, Inc. to manage The Provence, the resort and casino on North Broad Street, Philadelphia, proposed by Tower Entertainment, LLC (the “Tower JV”), if the project was selected by the Pennsylvania Gaming Control Board.  The agreement included a commitment for a loan that was secured by a stand by letter of credit of $25 million, which could only be drawn upon if the Tower JV was awarded the license. On November 18, 2014, the license was awarded to another applicant and we subsequently cancelled the letter of credit.

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

For a discussion of our significant accounting policies and estimates, please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations and Notes to Consolidated Financial Statements presented in our 2014 Annual Report on Form 10-K. There were no newly identified significant accounting estimates in the second quarter of fiscal year 2015, nor were there any material changes to the critical accounting policies and estimates set forth in our 2014 Annual Report.

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

ITEM 4.   CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of October 26, 2014.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of October 26, 2014, our disclosure controls and procedures were effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports we file or submit under the Exchange Act of 1934 and such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in our internal controls over financial reporting during the fiscal quarter ended October 26, 2014, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

In addition, we also face the risk of further legalization and/or expansion of gaming. Certain states have recently legalized, and other states are currently considering legalizing gaming. Our existing casinos attract a significant number of their customers from Houston, Texas; South Florida; Little Rock, Arkansas; and Denver, Colorado. Our continued success depends upon drawing customers from each of these geographic markets.  In the past, legislation to legalize or expand gaming has been introduced that would impact some of these markets. In July 2014, the Secretary of State of Colorado declared that proponents of an initiative to expand gaming to horse tracks in Colorado had obtained sufficient signatures to place the initiative on the ballot in November 2014. If passed, the initiative would expand gaming at Arapahoe Park horse racetrack and no more than one horse racetrack in each of Pueblo and Mesa counties where racing and wagering have taken place for at least five consecutive years. On November 4, 2014, the initiative failed.  Had the initiative passed, our business would have been adversely affected, particularly our Black Hawk, Colorado property.

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

ISLE OF CAPRI CASINOS, INC.

Dated: December 4, 2014	/s/ Eric L. Hausler
Eric L. Hausler
Chief Financial Officer
(Principal Financial Officer and Authorized Officer)

EXHIBIT NUMBER	DESCRIPTION

10.1

Sixth Amendment to Credit Agreement, dated as of October 29, 2014, among Isle of Capri Casinos, Inc., as borrower, certain subsidiaries of Isle of Capri Casinos, Inc., the financial institutions listed therein, as Lenders, and Wells Fargo Bank, National Association, as one of the Requisite Lenders, Issuing Bank, Swing Line Lender and as the administrative agent.

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

101

The following financial statements and notes from the Isle of Capri Casinos, Inc. Quarterly Report on Form 10-Q for the quarter ended October 26, 2014, filed on December 4, 2014 formatted in XBRL: (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statement of Comprehensive Income (Loss); (iv) Consolidated Statements of Stockholders’ Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements.