Form 10-Q
period 2015-01-25
ISLE OF CAPRI CASINOS INC
filed 2015-02-27
CIK 863015

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 25, 2015

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

As of February 24, 2015, the Company had a total of 40,027,800 shares of Common Stock outstanding (which excludes 2,038,348 shares held by us in treasury).

PART I—FINANCIAL INFORMATION

ITEM 1.                         FINANCIAL STATEMENTS

ISLE OF CAPRI CASINOS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	January 25,	April 27,
	2015	2014
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$67,140	$69,830
Marketable securities	27,999	27,289
Accounts receivable, net	11,824	12,615
Income taxes receivable	184	73
Deferred income taxes	3,898	4,106
Prepaid expenses and other assets	21,770	18,526
Total current assets	132,815	132,439
Property and equipment, net	927,692	955,604
Other assets:
Goodwill	108,970	108,970
Other intangible assets, net	54,282	54,911
Deferred financing costs, net	20,080	23,439
Restricted cash and investments	9,173	9,807
Prepaid deposits and other	4,816	4,904
Total assets	$1,257,828	$1,290,074
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$200	$230
Accounts payable	21,126	20,869
Accrued liabilities:
Payroll and related	36,051	34,700
Property and other taxes	20,107	20,360
Interest	19,631	16,920
Progressive jackpots and slot club awards	16,181	16,306
Other	20,036	18,478
Total current liabilities	133,332	127,863
Long-term debt, less current maturities	1,020,722	1,066,071
Deferred income taxes	38,413	35,870
Other accrued liabilities	18,661	18,495
Other long-term liabilities	22,489	22,391
Stockholders’ equity:
Preferred stock, $.01 par value; 2,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value; 60,000,000 shares authorized; shares issued: 42,066,148 at January 25, 2015 and April 27, 2014	421	421
Class B common stock, $.01 par value; 3,000,000 shares authorized; none issued	—	—
Additional paid-in capital	248,169	247,819
Retained earnings (deficit)	(199,828)	(201,913)
	48,762	46,327
Treasury stock, 2,038,348 shares at January 25, 2015 and 2,236,971 at April 27, 2014	(24,551)	(26,943)
Total stockholders’ equity	24,211	19,384
Total liabilities and stockholders’ equity	$1,257,828	$1,290,074

 See notes to the consolidated financial statements.

ISLE OF CAPRI CASINOS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	January 25,	January 26,	January 25,	January 26,
	2015	2014	2015	2014
Revenues:
Casino	$256,842	$235,843	$767,359	$733,185
Rooms	6,991	6,933	23,777	24,560
Food, beverage, pari-mutuel and other	34,281	32,404	102,839	99,123
Gross revenues	298,114	275,180	893,975	856,868
Less promotional allowances	(57,050)	(50,990)	(172,345)	(163,044)
Net revenues	241,064	224,190	721,630	693,824
Operating expenses:
Casino	40,344	38,354	120,747	118,414
Gaming taxes	66,182	60,324	195,052	185,454
Rooms	1,371	1,448	5,123	5,221
Food, beverage, pari-mutuel and other	11,121	10,608	33,167	31,724
Marine and facilities	14,111	13,967	43,318	42,969
Marketing and administrative	55,485	56,120	175,704	175,010
Corporate and development	5,880	7,230	21,763	21,314
Litigation accrual reversals	—	(1,979)	—	(9,330)
Preopening expense	—	—	—	3,898
Depreciation and amortization	19,528	20,171	58,781	60,495
Total operating expenses	214,022	206,243	653,655	635,169
Operating income	27,042	17,947	67,975	58,655
Interest expense	(20,927)	(21,910)	(63,370)	(59,758)
Interest income	94	84	273	260
Derivative income	—	—	—	398
Income (loss) from continuing operations before income taxes	6,209	(3,879)	4,878	(445)
Income tax (provision) benefit	(786)	13,270	(2,793)	10,499
Income from continuing operations	5,423	9,391	2,085	10,054
Income from discontinued operations, net of income taxes	—	1,266	—	3,778
Net income	$5,423	$10,657	$2,085	$13,832

Income per common share-basic:
Income from continuing operations	$0.14	$0.24	$0.05	$0.25
Income from discontinued operations, net of income taxes	—	0.03	—	0.10
Net income	$0.14	$0.27	$0.05	$0.35

Earnings per common share-diluted:
Income from continuing operations	$0.13	$0.24	$0.05	$0.25
Income from discontinued operations, net of income taxes	—	0.03	—	0.10
Net income	$0.13	$0.27	$0.05	$0.35

Weighted average basic shares	40,028,776	39,828,740	39,929,845	39,699,295
Weighted average diluted shares	40,336,663	39,911,715	40,062,008	39,758,965

See notes to the consolidated financial statements.

ISLE OF CAPRI CASINOS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands, except share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	January 25,	January 26,	January 25,	January 26,
	2015	2014	2015	2014
Net income	$5,423	$10,657	$2,085	$13,832
Other comprehensive income, net of tax:
Deferred hedge adjustment, net of income tax provision of $149 for the nine months ended January 26, 2014	—	—	—	247
Comprehensive income	$5,423	$10,657	$2,085	$14,079

See notes to the consolidated financial statements.

ISLE OF CAPRI CASINOS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share amounts)

(Unaudited)

	Shares of		Additional	Retained		Total
	Common	Common	Paid-in	Earnings	Treasury	Stockholders’
	Stock	Stock	Capital	(Deficit)	Stock	Equity
Balance, April 27, 2014	42,066,148	$421	$247,819	$(201,913)	$(26,943)	$19,384
Net income	—	—	—	2,085	—	2,085
Other comprehensive income, net of tax	—	—	—	—	—	—
Issuance of restricted stock from treasury stock, net of forfeitures	—	—	(2,392)	—	2,392	—
Stock compensation expense	—	—	2,742	—	—	2,742
Balance, January 25, 2015	42,066,148	$421	$248,169	$(199,828)	$(24,551)	$24,211

See notes to the consolidated financial statements.

ISLE OF CAPRI CASINOS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

 (In thousands)

(Unaudited)

	Nine Months Ended
	January 25,	January 26,
	2015	2014
Operating activities:
Net income	$2,085	$13,832
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	58,781	61,857
Amortization of deferred financing costs	3,359	3,344
Amortization of debt discount	194	180
Deferred income taxes	2,751	(9,812)
Stock compensation expense	2,742	3,532
Litigation accrual reversals	—	(16,953)
Gain on derivative instruments	—	(398)
Loss (gain) on disposal of assets	46	(1,002)
Changes in operating assets and liabilities:
Marketable securities	(710)	43
Accounts receivable	791	927
Income taxes receivable	(111)	(761)
Prepaid expenses and other assets	(3,137)	(2,129)
Accrued interest	2,711	2,823
Accounts payable and accrued liabilities	2,745	(7,028)
Net cash provided by operating activities	72,247	48,455

Investing activities:
Purchase of property and equipment	(30,032)	(32,941)
Proceeds from asset sales, net	54	1,156
Payment towards gaming licenses	—	(7,500)
Restricted cash and investments	614	1,717
Net cash used in investing activities	(29,364)	(37,568)

Financing activities:
Principal payments on debt	(173)	(361)
Net repayments on line of credit	(45,400)	(9,900)
Payment of deferred financing costs	—	(673)
Net cash used in financing activities	(45,573)	(10,934)

Net decrease in cash and cash equivalents	(2,690)	(47)
Cash and cash equivalents, beginning of period	69,830	68,469
Cash and cash equivalents, end of the period	$67,140	$68,422

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

2.  Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) and in accordance with accounting principles generally accepted in the United States of America for interim financial reporting. Accordingly, certain information and note disclosures normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States have been condensed or omitted. In management’s opinion, the accompanying interim condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of the results presented. The accompanying interim condensed consolidated financial statements have been prepared without audit. The results for interim periods are not necessarily indicative of results that may be expected for any other interim period or for the full year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended April 27, 2014 as filed with the SEC and all of our other filings, including Current Reports on Form 8-K, filed with the SEC after such date and through the date of this report, which are available on the SEC’s website at www.sec.gov or our website at www.islecorp.com.

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

Discontinued Operations - Discontinued operations include our former Davenport, Iowa casino operations sold in February 2014.  The results of our discontinued operations are summarized as follows:

	Three Months Ended	Nine Months Ended
	January 26,	January 26,
	2014	2014
Net revenues	$8,864	$28,539
Pretax income from discontinued operations	1,441	3,953
Income tax provision from discontinued operations	(175)	(175)
Income from discontinued operations	1,266	3,778

3. New Accounting Pronouncements

In June 2014, the Financial Accounting Standards Board issued Update No. 2014-12, “Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could be Achieved after the Requisite Service Period.” This update requires awards with a performance target which affects vesting and could be achieved after the requisite service period, be treated as a performance condition and should not be reflected in estimating the grant date fair value of the award. This update is effective for annual periods ending after December 15, 2015. Early adoption is permitted.  The Company is evaluating the potential impact of the update on future grants under its stock-based compensation plans.

4.  Long-Term Debt

Long-term debt consists of the following:

	January 25,	April 27,
	2015	2014
Senior Secured Credit Facility:
Revolving line of credit, expires April 19, 2018, interest payable at least quarterly at either LIBOR and/or prime plus a margin	$19,300	$64,700
5.875% Senior Notes, interest payable semi-annually March 15 and September 15	350,000	350,000
7.75% Senior Notes, interest payable semi-annually March 15 and September 15, net of discount	298,682	298,488
8.875% Senior Subordinated Notes, interest payable Semi-annually June 15 and December 15	350,000	350,000
Other	2,940	3,113
	1,020,922	1,066,301
Less current maturities	200	230
Long-term debt	$1,020,722	$1,066,071

Senior Secured Credit Facility—Our Senior Secured Credit Facility as amended and restated (“Credit Facility”) consists of a $300,000 revolving line of credit. The Credit Facility is secured on a first priority basis by substantially all of our assets and guaranteed by substantially all of our significant subsidiaries.

Our net revolving line of credit availability at January 25, 2015, as limited by our outstanding borrowings, was approximately $273,000, after consideration of approximately $7,400 in outstanding letters of credit. We have an annual commitment fee related to the unused portion of the Credit Facility of up to 0.55% which is included in interest expense in the accompanying consolidated statements of operations. The weighted average effective interest rates of the Credit Facility for the nine months ended January 25, 2015 was 3.50%.

The Credit Facility includes a number of affirmative and negative covenants. Additionally, we must comply with certain financial covenants including maintenance of a total leverage ratio, senior secured leverage ratio and minimum interest coverage ratio. The Credit Facility also restricts our ability to make certain investments or distributions. We were in compliance with the covenants as of January 25, 2015.

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

The 5.875% Senior Notes, 7.75% Senior Notes and 8.875% Senior Subordinated Notes are guaranteed, on a joint and several basis, by substantially all of our significant subsidiaries and certain other subsidiaries as described in Footnote 10. All of the guarantor subsidiaries are wholly owned by us.

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

5.  Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	January 25,	January 26,	January 25,	January 26,
	2015	2014	2015	2014
Numerator:
Income applicable to common shares:
Income from continuing operations	$5,423	$9,391	$2,085	$10,054
Income from discontinued operations	—	1,266	—	3,778
Net income	$5,423	$10,657	$2,085	$13,832

Denominator:
Denominator for basic income per share - weighted average shares	40,028,776	39,828,740	39,929,845	39,699,295
Effect of dilutive securities Employee stock options	55,644	54,508	48,082	50,181
Restricted stock units	252,243	28,467	84,081	9,489
Denominator for diluted income per share - adjusted weighted average shares and assumed conversions	40,336,663	39,911,715	40,062,008	39,758,965

Basic income per share:
Income from continuing operations	$0.14	$0.24	$0.05	$0.25
Income from discontinued operations	—	0.03	—	0.10
Net income	$0.14	$0.27	$0.05	$0.35

Diluted income per share:
Income from continuing operations	$0.13	$0.24	$0.05	$0.25
Income from discontinued operations	—	0.03	—	0.10
Net income	$0.13	$0.27	$0.05	$0.35

Our basic earnings per share are computed by dividing net income by the weighted average number of shares outstanding for the period.  Diluted earnings per share reflect the additional dilution from all potentially dilutive securities such as stock options and restricted stock units.  Stock options with an exercise price in excess of the average market price of our common stock during the periods presented are not considered when calculating diluted earnings per share as they would be anti-dilutive. Restricted stock units where the market performance condition has not been achieved as of the end of the period have also been excluded from calculating diluted earnings per share.  Excluded securities are as follows:

	Three Months Ended		Nine Months Ended
	January 25,	January 26,	January 25,	January 26,
	2015	2014	2015	2014
Employee stock options	205,060	753,860	205,060	753,860
Restricted stock units	1,269,351	1,332,740	1,269,351	1,332,740

6.  Stock Based Compensation

Under our Amended and Restated 2009 Long Term Stock Incentive Plan we have issued restricted stock units, restricted stock and stock options.

Restricted Stock Units—During fiscal 2013, we granted restricted stock units (“RSUs”) containing market performance conditions which will determine the ultimate amount of RSUs, if any, to be awarded up to 1,656,943 shares.  Any RSUs earned will vest 50% on April 26, 2015 and 50% on April 26, 2016.  The fair value of these RSUs was determined utilizing a lattice pricing model which considered a range of assumptions including volatility and risk-free interest rates.  The aggregate compensation cost related to these RSUs is $4,695 to be recognized over the vesting periods. As of January 25, 2015, our unrecognized compensation cost for these RSUs was $922.

Restricted Stock — During the nine months ended January 25, 2015, we issued 107,214 shares of restricted stock with a weighted average grant date fair value of $7.92 to employees and 122,325 shares of restricted stock with a weighted-average grant date fair value of $7.24 to directors.  Restricted stock awards are made to employees and directors under annual long-term incentive grants which primarily vest one-third on each anniversary of the grant date for employees and vests one-half on the grant date and one-half on the first anniversary of the grant date for directors. Our aggregate estimate of forfeitures for restricted stock for employees and directors is 12% and 0%, respectively. As of January 25, 2015, our unrecognized compensation cost for unvested restricted stock was $1,109 with a remaining weighted average vesting period of 0.95 years.

7.  Fair Value

Items Measured at Fair Value on a Recurring Basis—The following table sets forth the assets measured at fair value on a recurring basis, by input level, in the consolidated balance sheets at January 25, 2015 and April 27, 2014:

	January 25, 2015
	Level 1	Level 2	Total
Assets:
Marketable securities	$8,581	$19,418	$27,999
Restricted cash and investments	4,748	4,425	9,173

	April 27, 2014
	Level 1	Level 2	Total
Assets:
Marketable securities	$10,074	$17,215	$27,289
Restricted cash and investments	4,459	5,348	9,807

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

Other Financial Instruments - The estimated carrying amounts and fair values of our other financial instruments are as follows:

	January 25, 2015		April 27, 2014
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
Financial liabilities:
Revolving line of credit	$19,300	$18,914	$64,700	$63,083
5.875% Senior notes	350,000	365,750	350,000	351,750
7.75% Senior notes	298,682	312,357	298,488	318,576
8.875% Senior subordinated notes	350,000	372,712	350,000	373,520
Other long-term debt	2,940	2,940	3,113	3,113
Other long-term liabilities	22,489	22,489	22,391	22,391

The fair value of our long-term debt or other long-term liabilities is estimated based on the quoted market price of the underlying debt issue (Level 1) or, when a quoted market price is not available, the discounted cash flow of future payments utilizing current rates available to us for debt of similar remaining maturities (Level 3). Debt obligations with a short remaining maturity have a carrying amount that approximates fair value.

8.  Income Taxes

A summary of our effective income tax (provision) benefit from continuing operations is as follows:

	Three Months Ended		Nine Months Ended
	January 25,	January 26,	January 25,	January 26,
	2015	2014	2015	2014
Federal taxes at the statutory rate	$(2,173)	$1,358	$(1,707)	$156
State taxes	72	(45)	592	(492)
Permanent differences	(197)	(353)	(2,202)	(885)
Tax credits	113	570	784	1,082
Other	(1)	1,566	(40)	1,465
Valuation allowance	1,400	10,174	(220)	9,173
Income tax (provision) benefit from continuing operations	$(786)	$13,270	$(2,793)	$10,499

Our income tax (provision) benefit from continuing operations consists of changes in the deferred tax liability attributable to indefinite lived intangibles and expense in state jurisdictions without net operating loss carryforwards available. During the three months ended January 26, 2014, we released a valuation allowance of $11,993 related to the expected utilization of the deferred tax liability associated with Davenport’s goodwill.  The assets related to Davenport were classified as held for sale as of January 26, 2014, which resulted in the goodwill’s deferred tax liability having a finite life.

As of January 25, 2015, we have a full valuation allowance on our federal and state deferred tax assets and have concluded that the valuation allowance was still needed due to our history of cumulative losses.  During fiscal 2014, our Florida operations experienced their second consecutive year of substantive pretax income. These operations have continued to be profitable through the nine months ended January 25, 2015.  While this is positive information, we have concluded that a valuation allowance is still required on the deferred tax assets related to these operations based on our history of losses.  We continue to review our cumulative income position and income trend, as well as our future projections of sustained profitability for our Florida operations. If this profitability trend continues for the remainder of the fiscal year, we may reverse substantially all of our Florida state valuation allowance of approximately $2,800 as early as the end of fiscal year 2015.

9.  Supplemental Disclosures

Cash Flow — For the nine months ended January 25, 2015 and January 26, 2014, we made net cash interest payments of $57,300 and $61,139, respectively. Additionally, we made net income tax payments of $151 and received net income tax refunds of $93 during the nine months ended January 25, 2015 and January 26, 2014, respectively.

For the nine months ended January 25, 2015 and January 26, 2014, the accrued purchases of property and equipment in accounts payable increased by $310 and decreased by $6,661, respectively.

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

During the nine months ended January 25, 2015, our wholly owned subsidiary, IOC-Davenport, Inc., changed designations from a Guarantor Subsidiary to a Non-Guarantor Subsidiary. All periods presented below reflect the operations of IOC-Davenport, Inc. as a Non-Guarantor Subsidiary.

Consolidating condensed balance sheets as of January 25, 2015 and April 27, 2014 are as follows:

	As of January 25, 2015
	Isle of Capri			Consolidating
	Casinos, Inc.		Non-	and	Isle of Capri
	(Parent	Guarantor	Guarantor	Eliminating	Casinos, Inc.
	Obligor)	Subsidiaries	Subsidiaries	Entries	Consolidated
Balance Sheet
Current assets	$20,760	$80,641	$34,000	$(2,586)	$132,815
Intercompany receivables	469,584	—	—	(469,584)	—
Investments in subsidiaries	561,764	3,358	—	(565,122)	—
Property and equipment, net	7,024	882,677	37,991	—	927,692
Other assets	30,012	150,352	20,234	(3,277)	197,321
Total assets	$1,089,144	$1,117,028	$92,225	$(1,040,569)	$1,257,828

Current liabilities	$37,003	$70,375	$28,540	$(2,586)	$133,332
Intercompany payables	—	444,147	25,437	(469,584)	—
Long-term debt, less current maturities	1,020,653	—	69	—	1,020,722
Other accrued liabilities	7,277	68,324	7,239	(3,277)	79,563
Stockholders’ equity	24,211	534,182	30,940	(565,122)	24,211
Total liabilities and stockholders’ equity	$1,089,144	$1,117,028	$92,225	$(1,040,569)	$1,257,828

	As of April 27, 2014
	Isle of Capri			Consolidating
	Casinos, Inc.		Non-	and	Isle of Capri
	(Parent	Guarantor	Guarantor	Eliminating	Casinos, Inc.
	Obligor)	Subsidiaries	Subsidiaries	Entries	Consolidated
Balance Sheet
Current assets	$16,131	$80,918	$35,589	$(199)	$132,439
Intercompany receivables	530,886	—	—	(530,886)	—
Investments in subsidiaries	535,662	3,358	—	(539,020)	—
Property and equipment, net	6,693	907,175	41,736	—	955,604
Other assets	35,837	151,044	20,236	(5,086)	202,031
Total assets	$1,125,209	$1,142,495	$97,561	$(1,075,191)	$1,290,074

Current liabilities	$33,447	$67,899	$26,716	$(199)	$127,863
Intercompany payables	—	495,416	35,470	(530,886)	—
Long-term debt, less current maturities	1,065,913	—	158	—	1,066,071
Other accrued liabilities	6,465	68,002	7,375	(5,086)	76,756
Stockholders’ equity	19,384	511,178	27,842	(539,020)	19,384
Total liabilities and stockholders’ equity	$1,125,209	$1,142,495	$97,561	$(1,075,191)	$1,290,074

Consolidating condensed statements of operations for the three and nine months ended January 25, 2015 and January 26, 2014 are as follows:

	For the Three Months Ended January 25, 2015
	Isle of Capri			Consolidating
	Casinos, Inc.		Non-	and	Isle of Capri
	(Parent	Guarantor	Guarantor	Eliminating	Casinos, Inc.
Statement of Operations	Obligor)	Subsidiaries	Subsidiaries	Entries	Consolidated
Revenues:
Casino	$—	$247,265	$9,577	$—	$256,842
Rooms, food, beverage, pari-mutuel and other	32	40,268	3,199	(2,227)	41,272
Management fee revenue	8,557	—	—	(8,557)	—
Gross revenues	8,589	287,533	12,776	(10,784)	298,114
Less promotional allowances	—	(54,545)	(2,505)	—	(57,050)
Net revenues	8,589	232,988	10,271	(10,784)	241,064

Operating expenses:
Casino	—	38,572	1,772	—	40,344
Gaming taxes	—	62,404	3,778	—	66,182
Rooms, food, beverage, pari-mutuel and other	7,327	78,963	3,905	(2,227)	87,968
Management fee expense	—	8,257	300	(8,557)	—
Depreciation and amortization	506	17,655	1,367	—	19,528
Total operating expenses	7,833	205,851	11,122	(10,784)	214,022

Operating income (loss)	756	27,137	(851)	—	27,042
Interest expense, net	(10,773)	(9,532)	(528)	—	(20,833)
Equity in income (loss) of subsidiaries	9,822	—	—	(9,822)	—
Income (loss) from continuing operations before income taxes	(195)	17,605	(1,379)	(9,822)	6,209
Income tax (provision) benefit	5,618	(7,300)	896	—	(786)
Income (loss) from continuining operations	5,423	10,305	(483)	(9,822)	5,423
Income (loss) of discontinued operations	—	—	—	—	—
Net income (loss)	$5,423	$10,305	$(483)	$(9,822)	$5,423

	For the Three Months Ended January 26, 2014
	Isle of Capri			Consolidating
	Casinos, Inc.		Non-	and	Isle of Capri
	(Parent	Guarantor	Guarantor	Eliminating	Casinos, Inc.
Statement of Operations	Obligor)	Subsidiaries	Subsidiaries	Entries	Consolidated
Revenues:
Casino	$—	$228,842	$7,001	$—	$235,843
Rooms, food, beverage, pari-mutuel and other	171	38,262	3,223	(2,319)	39,337
Management fee revenue	7,878	—	—	(7,878)	—
Gross revenues	8,049	267,104	10,224	(10,197)	275,180
Less promotional allowances	—	(49,171)	(1,819)	—	(50,990)
Net revenues	8,049	217,933	8,405	(10,197)	224,190

Operating expenses:
Casino	—	36,678	1,676	—	38,354
Gaming taxes	—	57,585	2,739	—	60,324
Rooms, food, beverage, pari-mutuel and other	7,433	78,833	5,426	(2,319)	89,373
Litigation accrual reversals	(1,979)	—	—	—	(1,979)
Management fee expense	—	7,578	300	(7,878)	—
Depreciation and amortization	385	18,227	1,559	—	20,171
Total operating expenses	5,839	198,901	11,700	(10,197)	206,243

Operating income (loss)	2,210	19,032	(3,295)	—	17,947
Interest expense, net	(11,168)	(9,746)	(912)	—	(21,826)
Equity in income (loss) of subsidiaries	5,546	—	—	(5,546)	—
Income (loss) from continuing operations before income taxes	(3,412)	9,286	(4,207)	(5,546)	(3,879)
Income tax (provision) benefit	12,803	(663)	1,130	—	13,270
Income (loss) from continuining operations	9,391	8,623	(3,077)	(5,546)	9,391
Income (loss) of discontinued operations	1,266	—	937	(937)	1,266
Net income (loss)	$10,657	$8,623	$(2,140)	$(6,483)	$10,657

	For the Nine Months Ended January 25, 2015
	Isle of Capri			Consolidating
	Casinos, Inc.		Non-	and	Isle of Capri
	(Parent	Guarantor	Guarantor	Eliminating	Casinos, Inc.
Statement of Operations	Obligor)	Subsidiaries	Subsidiaries	Entries	Consolidated
Revenues:
Casino	$—	$736,244	$31,115	$—	$767,359
Rooms, food, beverage, pari-mutuel and other	74	123,463	9,835	(6,756)	126,616
Management fee revenue	25,357	—	—	(25,357)	—
Gross revenues	25,431	859,707	40,950	(32,113)	893,975
Less promotional allowances	—	(163,896)	(8,449)	—	(172,345)
Net revenues	25,431	695,811	32,501	(32,113)	721,630

Operating expenses:
Casino	—	115,783	4,964	—	120,747
Gaming taxes	—	183,187	11,865	—	195,052
Rooms, food, beverage, pari-mutuel and other	24,753	246,976	14,102	(6,756)	279,075
Management fee expense	—	24,457	900	(25,357)	—
Depreciation and amortization	1,483	53,211	4,087	—	58,781
Total operating expenses	26,236	623,614	35,918	(32,113)	653,655

Operating income (loss)	(805)	72,197	(3,417)	—	67,975
Interest expense, net	(32,926)	(28,572)	(1,599)	—	(63,097)
Equity in income (loss) of subsidiaries	21,399	—	—	(21,399)	—
Income (loss) from continuing operations before income taxes	(12,332)	43,625	(5,016)	(21,399)	4,878
Income tax (provision) benefit	14,417	(20,802)	3,592	—	(2,793)
Income (loss) from continuining operations	2,085	22,823	(1,424)	(21,399)	2,085
Income (loss) of discontinued operations	—	—	—	—	—
Net income (loss)	$2,085	$22,823	$(1,424)	$(21,399)	$2,085

	For the Nine Months Ended January 26, 2014
	Isle of Capri			Consolidating
	Casinos, Inc.		Non-	and	Isle of Capri
	(Parent	Guarantor	Guarantor	Eliminating	Casinos, Inc.
Statement of Operations	Obligor)	Subsidiaries	Subsidiaries	Entries	Consolidated
Revenues:
Casino	$—	$715,259	$17,926	$—	$733,185
Rooms, food, beverage, pari-mutuel and other	525	121,036	9,108	(6,986)	123,683
Management fee revenue	23,933	—	—	(23,933)	—
Gross revenues	24,458	836,295	27,034	(30,919)	856,868
Less promotional allowances	—	(159,117)	(3,927)	—	(163,044)
Net revenues	24,458	677,178	23,107	(30,919)	693,824

Operating expenses:
Casino	—	114,217	4,197	—	118,414
Gaming taxes	—	178,230	7,224	—	185,454
Rooms, food, beverage, pari-mutuel and other	24,194	246,699	16,229	(6,986)	280,136
Litigation accrual reversals	(1,979)	—	(7,351)	—	(9,330)
Management fee expense	—	23,425	508	(23,933)	—
Depreciation and amortization	1,168	55,540	3,787	—	60,495
Total operating expenses	23,383	618,111	24,594	(30,919)	635,169
Operating income (loss)	1,075	59,067	(1,487)	—	58,655
Interest (expense) interest, net	(34,475)	(29,174)	4,151	—	(59,498)
Derivative income	398	—	—	—	398
Equity in income (loss) of subsidiaries	23,756	—	—	(23,756)	—
Income (loss) from continuing operations before income taxes	(9,246)	29,893	2,664	(23,756)	(445)
Income tax (provision) benefit	19,300	(12,004)	3,203	—	10,499
Income (loss) from continuining operations	10,054	17,889	5,867	(23,756)	10,054
Income (loss) of discontinued operations	3,778	—	2,714	(2,714)	3,778
Net income (loss)	$13,832	$17,889	$8,581	$(26,470)	$13,832

Consolidating condensed statements of cash flows for the nine months ended January 25, 2015 and January 26, 2014 are as follows:

	Nine Months Ended January 25, 2015
	Isle of Capri			Consolidating
	Casinos, Inc.		Non-	and	Isle of Capri
	(Parent	Guarantor	Guarantor	Eliminating	Casinos, Inc.
	Obligor)	Subsidiaries	Subsidiaries	Entries	Consolidated
Statement of Cash Flows
Net cash provided by (used in) operating activities	$(10,373)	$79,173	$3,447	$—	$72,247

Investing Activities:
Purchases of property and equipment, net of proceeds	(1,863)	(27,758)	(357)	—	(29,978)
Restricted cash and investments	—	—	614	—	614
Parent company investment in subsidiaries	56,786	—	—	(56,786)	—
Net cash provided by (used in) investing activities	54,923	(27,758)	257	(56,786)	(29,364)

Financing Activities:
Principal payments on debt	(50)	—	(123)	—	(173)
Net repayments on line of credit	(45,400)	—	—	—	(45,400)
Net proceeds from (payments to) related parties	—	(51,269)	(5,517)	56,786	—
Net cash provided by (used in) financing activities	(45,450)	(51,269)	(5,640)	56,786	(45,573)

Net increase (decrease) in cash and cash equivalents	(900)	146	(1,936)	—	(2,690)
Cash and cash equivalents at beginning of period	6,051	53,787	9,992	—	69,830
Cash and cash equivalents at end of the period	$5,151	$53,933	$8,056	$—	$67,140

	Nine Months Ended January 26, 2014
	Isle of Capri			Consolidating
	Casinos, Inc.		Non-	and	Isle of Capri
	(Parent	Guarantor	Guarantor	Eliminating	Casinos, Inc.
	Obligor)	Subsidiaries	Subsidiaries	Entries	Consolidated
Statement of Cash Flows
Net cash provided by (used in) operating activities	$(14,541)	$63,475	$(479)	$—	$48,455

Investing Activities:
Purchases of property and equipment, net of proceeds	(253)	(14,833)	(16,699)	—	(31,785)
Payments towards gaming license	—	—	(7,500)	—	(7,500)
Restricted cash and investments	—	—	1,717	—	1,717
Parent company investment in subsidiaries	21,625	—	—	(21,625)	—
Net cash provided by (used in) investing activities	21,372	(14,833)	(22,482)	(21,625)	(37,568)

Financing Activities:
Principal payments on debt	(47)	—	(314)	—	(361)
Net repayments on line of credit	(9,900)	—	—	—	(9,900)
Payments of deferred financing costs	(673)	—	—	—	(673)
Net proceeds from (payments to) related parties	—	(50,982)	29,357	21,625	—
Net cash provided by (used in) financing activities	(10,620)	(50,982)	29,043	21,625	(10,934)

Net increase (decrease) in cash and cash equivalents	(3,789)	(2,340)	6,082	—	(47)
Cash and cash equivalents at beginning of period	6,914	54,612	6,943	—	68,469
Cash and cash equivalents at end of the period	$3,125	$52,272	$13,025	$—	$68,422

11.  Commitments and Contingencies

Legal and Regulatory Proceedings— In October 2012, we opened our new casino in Cape Girardeau, Missouri. A subcontractor filed a mechanics’ lien against our property resulting from a dispute between the subcontractor and our general contractor for the construction project. We demanded the general contractor cause the lien to be bonded against or satisfied, however the general contractor refused to do so and asserted that a portion of the subcontractor’s claim resulted from additional work directly requested by us. In October 2013, the subcontractor filed suit against our wholly-owned subsidiary IOC-Cape Girardeau, LLC, the general contractor and two other defendants alleging various contract and equitable claims and is seeking damages of approximately $4,600. In August 2014, we filed a cross claim against the general contractor alleging breach of contract and various indemnity claims. The outcome of this matter is still in doubt and cannot be predicted with any degree of certainty.  In the event that we incur any costs in connection with this matter, we do not believe that any such costs would be material, and if incurred, the settlement of construction costs would be capitalized.

We and our wholly-owned subsidiary, Riverboat Corporation of Mississippi - Vicksburg, have been defendants in a lawsuit filed in the Circuit Court of Adams County, Mississippi by Silver Land, Inc., alleging breach of contract in connection with our 2006 sale of casino operations in Vicksburg, Mississippi.  The court originally ruled in favor of Silver Land and awarded damages of $1,979, which we accrued.  We appealed the decision and in June 2013 the court of appeals reversed the trial court and ruled in our favor. Silver Land filed a Petition for Writ of Certiorari in November 2013 requesting review by the Mississippi Supreme Court. On February 20, 2014, the Mississippi Supreme Court denied Silver Land’s request, which effectively disposed of the matter in its entirety.  As a result, during the three and nine months ended January 26, 2014, we reversed a litigation accrual of $2,223, of which $1,979 was recorded as a reduction to operating expenses and $244 was recorded as a reduction to interest expense.

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

On February 1, 2013, we signed an agreement with Tower Investments, Inc. to manage The Provence, the resort and casino on North Broad Street, Philadelphia, proposed by Tower Entertainment, LLC (the “Tower JV”), if the project was selected by the Pennsylvania Gaming Control Board. The agreement included a commitment for a loan that was secured by a stand by letter of credit of $25,000, which could only be drawn upon if the Tower JV was awarded the license. In November 2014, the license was awarded to another applicant and we cancelled the letter of credit. In December 2014, we terminated all of our agreements with Tower Investments, Inc.

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

Items Impacting Income from Continuing Operations— Significant items impacting our income from continuing operations during the periods ended January 25, 2015, and January 26, 2014 are as follows:

Colorado Referendum Costs —During the nine months ended January 25, 2015, the Company incurred costs of $4.1 million in support of efforts to defeat the proposed November referendum that would have expanded gaming to racetracks in certain Colorado counties.

Property Tax Settlement — During the nine months ended January 25, 2015, we reduced property tax expense by $1.2 million as a result of the settlement of our property tax appeal at our Waterloo, Iowa property for calendar years 2011 through 2014.

Corporate Restructuring - During the nine months ended January 25, 2015, we eliminated executive positions in the corporate office to maximize efficiency and streamline reporting lines, resulting in severance expense of $2.3 million.

Casino Openings — We opened our Lady Luck Casino on the Nemacolin Woodlands Resort in Farmington, Pennsylvania on July 1, 2013.

Legal Recoveries — During February 2014, we received a favorable ruling in our Silver Land legal proceedings.  As a result of this favorable ruling, during the three and nine months ended January 26, 2014, we reversed a litigation accrual of $2.2 million, of which $2.0 million was recorded as a reduction to operating expenses and $0.2 million was recorded as a reduction to interest expense.

During October 2013, we received a favorable appellant ruling in our Greece gaming license legal proceedings.  As a result of this favorable ruling, during the nine months ended January 26, 2014, we reversed a litigation accrual of $14.7 million, of which $7.3 million was recorded as a reduction to operating expenses and $7.4 million was recorded as a reduction to interest expense.

Disruption — Severe winter weather negatively impacted visitation and revenues at several of our casinos in December 2013 and January 2014.  Our Black Hawk property’s attendance was negatively impacted by the severe weather and flooding in Colorado during September 2013.  Our Boonville property was affected by power outages and was forced to close three times for a total of approximately 40 hours, of which two periods were over the key holidays of Father’s Day weekend and on the 4th of July in 2013. These disruptive events had a negative impact on our operating results for the prior year periods.

Income Tax (Provision) Benefit — Our income tax (provision) benefit from continuing operations was impacted by changes in the deferred tax liability attributable to indefinite lived intangibles and expense for state jurisdictions where taxable income is generated.  Our tax provision was $0.8 million and $2.8 million for the three and nine months ended January 25, 2015, respectively.

During the three and nine months ended January 26, 2014, we reversed a valuation allowance of $12.0 million as a result of our Davenport sale and the change in the status of the indefinite lived intangible assets. As a result, our tax benefit from continuing operations was $13.3 million and $10.5 million for the three and nine months ended January 26, 2014, respectively.

Results of Operations

Revenues and operating expenses for the three and nine months ended January 25, 2015 and January 26, 2014 are as follows:

	Three Months Ended
	January 25,	January 26,		Percentage
(in thousands)	2015	2014	Variance	Variance
Revenues:
Casino	$256,842	$235,843	$20,999	8.9%
Rooms	6,991	6,933	58	0.8%
Food, beverage, pari-mutuel and other	34,281	32,404	1,877	5.8%
Gross revenues	298,114	275,180	22,934	8.3%
Less promotional allowances	(57,050)	(50,990)	(6,060)	11.9%
Net revenues	241,064	224,190	16,874	7.5%

Operating expenses:
Casino	40,344	38,354	1,990	5.2%
Gaming taxes	66,182	60,324	5,858	9.7%
Rooms	1,371	1,448	(77)	-5.3%
Food, beverage, pari-mutuel and other	11,121	10,608	513	4.8%
Marine and facilities	14,111	13,967	144	1.0%
Marketing and administrative	55,485	56,120	(635)	-1.1%
Corporate and development	5,880	7,230	(1,350)	-18.7%
Litigation accrual reversal	—	(1,979)	1,979	N/M
Depreciation and amortization	19,528	20,171	(643)	-3.2%
Total operating expenses	$214,022	$206,243	7,779	3.8%

	Nine Months Ended
	January 25,	January 26,		Percentage
(in thousands)	2015	2014	Variance	Variance
Revenues:
Casino	$767,359	$733,185	$34,174	4.7%
Rooms	23,777	24,560	(783)	-3.2%
Food, beverage, pari-mutuel and other	102,839	99,123	3,716	3.7%
Gross revenues	893,975	856,868	37,107	4.3%
Less promotional allowances	(172,345)	(163,044)	(9,301)	5.7%
Net revenues	721,630	693,824	27,806	4.0%

Operating expenses:
Casino	120,747	118,414	2,333	2.0%
Gaming taxes	195,052	185,454	9,598	5.2%
Rooms	5,123	5,221	(98)	-1.9%
Food, beverage, pari-mutuel and other	33,167	31,724	1,443	4.5%
Marine and facilities	43,318	42,969	349	0.8%
Marketing and administrative	175,704	175,010	694	0.4%
Corporate and development	21,763	21,314	449	2.1%
Litigation accrual reversal	—	(9,330)	9,330	N/M
Preopening expense	—	3,898	(3,898)	N/M
Depreciation and amortization	58,781	60,495	(1,714)	-2.8%
Total operating expenses	$653,655	$635,169	18,486	2.9%

Casino — Casino revenues increased $21.0 million, or 8.9%, for the three months ended January 25, 2015, as compared to the same period in fiscal 2014. Casino revenues increased at all 15 properties due to improved macroeconomic trends, favorable weather conditions compared to the prior year quarter and more focused marketing efforts.  Notably, our properties in Pompano, Nemacolin, Lula, Kansas City and Black Hawk had year-over-year increases in casino revenues of $5.0 million, $2.6 million, $1.7 million, $1.5 million and $1.5 million, respectively.

Casino operating expenses increased $2.0 million, or 5.2%, for the three months ended January 25, 2015, as compared to the same period in the prior fiscal year reflecting the increased casino revenues partially offset by savings from cost reduction initiatives.

Casino revenues increased $34.2 million, or 4.7%, for the nine months ended January 25, 2015, as compared to the same period in fiscal 2014. Casino revenues at our Nemacolin property, which opened July 1, 2013, were $31.1 million and $17.9 million for the nine months ended January 25, 2015 and January 26, 2014, respectively. Excluding casino revenues at our Nemacolin property, casino revenues increased $21.0 million, or 2.9%, primarily due to favorable results in the third quarter of 2015.

Casino operating expenses increased $2.3 million, or 2.0%, for the nine months ended January 25, 2015, as compared to the same period in the prior fiscal year.  Excluding casino operating expenses of $5.0 million and $4.2 million at our Nemacolin property for the nine months ended January 25, 2015 and January 26, 2014, respectively, casino expenses increased $1.6 million, or 1.4%, reflecting the increased casino revenues partially offset by savings from cost reduction initiatives.

Gaming Taxes — State and local gaming taxes increased $5.9 million, or 9.7%, and $9.6 million, or 5.2%, for the three and nine months ended January 25, 2015, respectively, as compared to the same period in the prior fiscal year.  The increase was commensurate with the increase in casino revenues and a change in the mix of our gaming revenues derived from states with higher gaming tax rates.

Rooms — Rooms revenue increased $0.1 million, or 0.8%, and decreased $0.8 million, or 3.2%, for the three and nine months ended January 25, 2015, respectively, as compared to the same period in the prior fiscal year.  The decrease for the nine month period was due to lower occupancy rates.

Food, Beverage, Pari-Mutuel and Other — Food, beverage, pari-mutuel and other revenues increased $1.9 million, or 5.8%, and $3.7 million, or 3.7%, for the three and nine months ended January 25, 2015, respectively, as compared to the same periods in the prior fiscal year. Excluding food, beverage and other revenue at our Nemacolin property, which opened July 1, 2013, for the nine months ending January 25, 2015 and January 26, 2014 of $3.1 million and $2.1 million, respectively, food, beverage and other revenue increased $2.7 million, for the nine months ended January 25, 2015, as compared to the same period in fiscal 2014, primarily reflective of the increase in casino revenues.

Food, beverage, pari-mutuel and other expenses increased $0.5 million, or 4.8%, and $1.4 million, or 4.5%, for the three and nine months ended January 25, 2015, respectively, as compared to the same periods in the prior fiscal year. The increase in expense is commensurate with the increase in food, beverage, pari-mutuel and other revenues.

Promotional Allowances — Promotional allowances increased $6.1 million, or 11.9%, for the three months ended January 25, 2015, reflecting changes in our marketing programs. Promotional allowances increased at our properties in Lake Charles, Pompano and Black Hawk by $1.4 million, $1.2 million and $0.9 million, respectively.

Promotional allowances increased $9.3 million, or 5.7%, for the nine months ended January 25, 2015, as compared to the same period in fiscal 2014. Excluding promotional allowances at our Nemacolin property, which opened July 1, 2013, for the nine months ending January 25, 2015 and January 26, 2014, of $8.4 million and $3.9 million, respectively, promotional allowances increased $4.8 million, or 3.0%, for the nine months ended January 25, 2015, as compared to the same period in fiscal 2014, primarily reflective of changes in our marketing programs.

Marketing and Administrative —  Marketing and administrative expenses decreased $0.6 million, or 1.1%, for the three months ended January 25, 2015 as compared to the same period in the prior fiscal year reflecting changes in our marketing programs as well as savings from cost reduction initiatives.

Marketing and administrative expenses increased $0.7 million, or 0.4%, for the nine months ended January 25, 2015 as compared to the same period in the prior fiscal year. Excluding marketing and administrative expenses at our Nemacolin property for both periods, the $4.1 million of costs incurred to defeat the Colorado referendum and the $1.2 million credit related to the property tax settlement at Waterloo, marketing and administrative expenses decreased $3.9 million, or 2.3%, reflecting changes in our marketing programs as well as savings from cost reduction initiatives.

Corporate and Development — During the three months ended January 25, 2015, our corporate and development expenses were $5.9 million compared to $7.2 million for the three months ended January 26, 2014. The decrease reflects lower stock compensation expense of $0.2 million and savings due to our corporate realignment completed earlier in fiscal 2015 and continued focus on managing expenses.

During the nine months ended January 25, 2015, our corporate and development expenses were $21.8 million compared to $21.3 million for the nine months ended January 26, 2014. The nine months ended January 25, 2015 includes severance of $2.3 million resulting from the corporate restructuring. The nine months ended January 26, 2014 includes a gain of $1.0 million from the sale of our corporate aircraft.  Excluding these items, corporate and development decreased $2.9 million, or 12.8%, reflecting lower stock compensation expense of $0.8 million and savings due to our corporate realignment completed in fiscal 2015 and continued focus on managing expenses.

Depreciation and Amortization — Depreciation and amortization expense for the three and nine months ended January 25, 2015 decreased $0.6 million and $1.7 million, respectively, primarily due to certain assets becoming fully depreciated.

Other Income (Expense) and Income Taxes

Interest expense, interest income, derivative income and income tax benefit for the three and nine months ended January 25, 2015 and January 26, 2014 are as follows:

	Three Months Ended
	January 25,	January 26,		Percentage
(in thousands)	2015	2014	Variance	Variance

Interest expense	$(20,927)	$(21,910)	$983	-4.5%
Interest income	94	84	10	11.9%
Income tax (provision) benefit	(786)	13,270	(14,056)	-105.9%

	Nine Months Ended
	January 25,	January 26,		Percentage
(in thousands)	2015	2014	Variance	Variance

Interest expense	$(63,370)	$(59,758)	$(3,612)	6.0%
Interest income	273	260	13	5.0%
Derivative income	—	398	(398)	-100.0%
Income tax (provision) benefit	(2,793)	10,499	(13,292)	-126.6%

Interest Expense — Interest expense decreased by $1.0 million and increased by $3.6 million for the three and nine months ended January 25, 2015, respectively, as compared to the same periods in the prior fiscal year. The three and nine months of the prior year includes the reversal of $0.2 million in interest expense resulting from the favorable Silver Land litigation ruling and the nine months of the prior year includes the reversal of $7.4 million in interest expense resulting from the favorable Greek litigation ruling.  Excluding these reversals, interest expense decreased $1.2 million and $4.0 million in the three and nine months of the current year, respectively, on lower credit facility borrowings.

Liquidity and Capital Resources

Cash Flows provided by Operating Activities - During the nine months ended January 25, 2015, we generated $72.2 million in cash flows from operating activities compared to generating $48.5 million during the nine months ended January 26, 2014. The year-over-year increase in cash flows from operating activities is the result of improved operating income, increased business volumes and working capital changes.

Cash Flows used in Investing Activities - During the nine months ended January 25, 2015, we used $29.4 million for investing activities compared to using $37.6 million during the nine months ended January 26, 2014. Significant investing activities for the nine months ended January 25, 2015 included capital expenditures of $30.0 million.  Significant investing activities for the nine months ended January 26, 2014 included capital expenditures of $32.9 million, of which $17.4 million related to Nemacolin, as well as an additional $7.5 million toward a Nemacolin table gaming license.  These outflows were offset by $1.7 million of cash inflows from the change in restricted cash and investments and $1.2 million in proceeds from the sale of property and equipment.

Cash Flows used in Financing Activities — During the nine months ended January 25, 2015, our net cash flows used in financing activities were primarily to repay $45.4 million of borrowings under our Credit Facility.  During the nine months ended January 26, 2014, our net cash flows used in financing activities were primarily from repayments of $9.9 million of borrowings under our Credit Facility.

Availability of Cash and Additional Capital - At January 25, 2015, we had cash and cash equivalents of $67.1 million and marketable securities of $28.0 million. As of January 25, 2015, we had $19.3 million in outstanding revolving credit borrowings under our Credit Facility and our net line of credit availability was approximately $273.0 million, as limited by our outstanding borrowings and letters of credit.

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

On February 1, 2013, we signed an agreement with Tower Investments, Inc. to manage The Provence, the resort and casino on North Broad Street, Philadelphia, proposed by Tower Entertainment, LLC (the “Tower JV”), if the project was selected by the Pennsylvania Gaming Control Board.  The agreement included a commitment for a loan that was secured by a stand by letter of credit of $25 million, which could only be drawn upon if the Tower JV was awarded the license. In November 2014, the license was awarded to another applicant and we cancelled the letter of credit. In December 2014, we terminated all of our agreements with Tower Investments, Inc.

Historically, we have made significant investments in property and equipment and expect that our operations will continue to require ongoing investments to keep our properties competitive. The timing, completion and amount of additional capital projects will be subject to economic and local market conditions, cash flows from our continuing operations and borrowing availability under our Credit Facility.

Typically, we have funded our daily operations through net cash provided by operating activities and our significant capital expenditures through operating cash flows and debt financing. While we believe that cash on hand, cash flow from operations, and available borrowings under our Credit Facility will be sufficient to support our working capital needs, planned capital expenditures and debt service requirements for the foreseeable future, there is no assurance that these sources will in fact provide adequate funding for our planned and necessary expenditures or that the level of our capital investments will be sufficient to allow us to remain competitive in our existing markets.

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

For a discussion of our significant accounting policies and estimates, please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations and Notes to Consolidated Financial Statements presented in our 2014 Annual Report on Form 10-K. There were no newly identified significant accounting estimates in the third quarter of fiscal year 2015, nor were there any material changes to the critical accounting policies and estimates set forth in our 2014 Annual Report.

New Accounting Pronouncements

In June 2014, the Financial Accounting Standards Board issued Update No. 2014-12, “Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could be Achieved after the Requisite Service Period.” This update requires awards with a performance target which affects vesting and could be achieved after the requisite service period, be treated as a performance condition and should not be reflected in estimating the grant date fair value of the award. This update is effective for annual periods ending after December 15, 2015. Early adoption is permitted.  The Company is evaluating the potential impact of the update on future grants under its stock-based compensation plans.

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

ITEM 4.   CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of January 25, 2015.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of January 25, 2015, our disclosure controls and procedures were effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports we file or submit under the Exchange Act of 1934 and such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in our internal controls over financial reporting during the fiscal quarter ended January 25, 2015, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

The gaming industry is intensely competitive, and we face a high degree of competition in the markets in which we operate. We have numerous competitors, including land-based casinos, dockside casinos, riverboat casinos, casinos located on racing, pari-mutuel operations or Native American-owned lands and video lottery and poker machines not located in casinos. We also compete with other forms of legalized gaming and entertainment such as online computer gambling, bingo, pull tab games, card parlors, sports books, “cruise-to-nowhere” operations, pari-mutuel or telephonic betting on horse racing and dog racing, state-sponsored lotteries, jai-alai, and, in the future, may compete with gaming at other venues. In addition, we compete more generally with other forms of entertainment for the discretionary spending of our customers. We also face the risk that existing competitors will expand their operations and the risk that Native American gaming will continue to grow. For example, an existing competitor in Davenport, Iowa, has announced plans to move its riverboat casino to a new land-based gaming facility that will compete with our Bettendorf, Iowa property. Some of our competitors may have better name recognition, marketing and financial resources than we do; competitors with more financial resources may therefore be able to improve the quality of, or expand, their gaming facilities in a way that we may be unable to match.

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

ISLE OF CAPRI CASINOS, INC.

Dated: February 27, 2015	/s/ Eric L. Hausler
Eric L. Hausler
Chief Financial Officer
(Principal Financial Officer and Authorized Officer)
ISLE OF CAPRI CASINOS, INC.

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

101

The following financial statements and notes from the Isle of Capri Casinos, Inc. Quarterly Report on Form 10-Q for the quarter ended January 25, 2015, filed on February 27, 2015, formatted in XBRL: (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statement of Comprehensive Income; (iv) Consolidated Statements of Stockholders’ Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements.