Form 10-K
period 2015-04-26
ISLE OF CAPRI CASINOS INC
filed 2015-06-17
CIK 863015

Use these links to rapidly review the document

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended April 26, 2015
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

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

          The aggregate market value of the voting and non-voting stock held by non-affiliates(1) of the Company is $149,991,300, based on the last reported sale price of $6.72 per share on October 24, 2014 on the NASDAQ Stock Market; multiplied by 22,320,134 shares of Common Stock outstanding and held by non-affiliates of the Company on such date.

          As of June 12, 2015, the Company had a total of 40,600,195 shares of Common Stock outstanding (which excludes 1,465,953 shares held by us in treasury).

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

PART I

ITEM 1.    BUSINESS

  Overview

        We are a developer, owner and operator of branded gaming facilities and related dining, lodging and entertainment facilities in regional markets in the United States. We currently own or operate 15 gaming and entertainment facilities in Colorado, Florida, Iowa, Louisiana, Mississippi, Missouri and Pennsylvania. Collectively, these properties feature approximately 12,700 slot machines and over 300 table games (including approximately 80 poker tables) over 2,300 hotel rooms and more than 45 restaurants. We also operate a harness racing track at our casino in Florida. Our portfolio of properties provides us with a diverse geographic footprint that minimizes geographically concentrated risks caused by weather, regional economic difficulties, gaming tax rates and regulations imposed by local gaming authorities.

        We operate under two brands, Isle and Lady Luck. Isle-branded facilities are generally in larger markets with a regional draw and offer expanded amenities, whereas Lady Luck-branded facilities are typically in smaller markets drawing primarily from a local customer base. Our senior management team has significant gaming experience spanning numerous states and multiple foreign jurisdictions. This team has established and executed against a strategic plan for growth focusing on three core principles, (1) focused fiscal discipline, (2) restyled customer experiences, and (3) a renewed asset base.

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

        Since fiscal 2008, when the current management joined the Company, we have reduced our debt by approximately $510 million, or 34%, through the disciplined application of our free cash flow, asset sales and a series of financing transactions. We plan to maintain this discipline through continued efforts to further reduce our cost structure, applying cost discipline in the evaluation and execution of future capital projects, and actively managing our capital structure.

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

        These non-gaming amenities have included the development of several custom food, beverage and entertainment offerings, including the introduction of Lone Wolf bars and Otis and Henry's restaurants, a buffet concept called Farmer's Pick focused on locally-sourced, fresh food, and a live entertainment series, Jester's Jam. The Lone Wolf and Otis & Henry's are open in seven of our properties and Farmer's Pick Buffets are now open in Pompano, Waterloo, Vicksburg, Boonville and Cape Girardeau. In fiscal 2015, we completed the introduction of our enhanced customer loyalty program, the Fan Club, at the four remaining properties aimed to attract new customers and increase visitation from our current customers.

        3. Renewed Asset Base—We believe our long-term success will depend substantially upon increasing the quality, reach and scope of our operating portfolio, including targeted development projects, rebranding projects, identifying profitable growth opportunities and, where appropriate, asset sales.

        On July 1, 2013, we opened our Lady Luck-branded facility at the Nemacolin Woodlands Resort in Pennsylvania. On October 30, 2012, we opened our Isle-branded gaming and entertainment facility in Cape Girardeau, Missouri.

        We have monetized non-core assets, including the sale of the Rhythm City Casino in Davenport, Iowa, in February 2014, our former Biloxi facility in November 2012 and the sale of the second license at our Lake Charles facility in February 2012.

        In May 2015, we began construction of a land-based facility in Bettendorf, Iowa, with a current estimated cost of up to $60 million to replace our current riverboat casino.

        In addition to the items discussed above, we plan to continue to refresh our hotel room product, pursue third-party development partners for additional hotel and restaurant concepts, consider opportunistic monetization of non-core operating assets and renovate select facilities to improve our product offerings.

Casino Properties

        The following is an overview of our casino properties as of April 26, 2015:

Property	Date Acquired or Opened	Slot Machines	Table Games	Hotel Rooms	Parking Spaces
Colorado
Isle Casino Hotel-Black Hawk	December 1998	1,087	35	238	1,100
Lady Luck Casino-Black Hawk	April 2003	466	15	164	1,200
Florida
Pompano Park	July 1995/April 2007	1,458	38	—	3,800
Iowa
Bettendorf	March 2000	964	21	514	2,057
Marquette	March 2000	541	8	—	475
Waterloo	June 2007	955	27	195	1,500
Louisiana
Lake Charles	July 1995	1,175	46	493	2,539
Mississippi
Lula	March 2000	897	20	451	1,611
Natchez	March 2000	520	6	141	675
Vicksburg	June 2010	596	8	—	977
Missouri
Boonville	December 2001	935	20	140	1,100
Cape Girardeau	October 2012	937	24	—	1,049
Caruthersville	June 2007	544	11	—	1,109
Kansas City	June 2000	1,015	18	—	1,685
Pennsylvania
Nemacolin	July 2013	596	29	—	766

		12,686	326	2,336	21,643

  Colorado

  Isle Casino Hotel-Black Hawk

        Isle Casino Hotel-Black Hawk commenced operations in December 1998, is located on an approximately 10-acre site and is one of the first gaming facilities reached by customers arriving from Denver via Highway 119, the main thoroughfare connecting Denver to Black Hawk. The property includes a land-based casino with 1,087 slot machines, 24 standard table games, an 11 table poker room, a 238-room hotel and 1,100 parking spaces in an attached parking garage. Isle Casino Hotel-Black Hawk also offers customers three restaurants, including a 128-seat Farraddays restaurant, a 270-seat Calypso's buffet and a 42-seat Tradewinds Marketplace. The property also has approximately 5,000 square feet of flex space that can be used for meetings and special events.

  Lady Luck Casino-Black Hawk

        Lady Luck Casino-Black Hawk, which we acquired in April 2003 and rebranded in June 2009, is located across the intersection of Main Street and Mill Street from the Isle Casino Hotel-Black Hawk. The property consists of a land-based casino with 466 slot machines, 9 standard table games, 6 poker tables, a 164-room hotel that opened in December 2005 and 1,200 parking spaces in our parking structure connecting Isle Casino Hotel-Black Hawk and Lady Luck Casino-Black Hawk. The property also offers guests dining in a 93-seat Otis & Henry's restaurant as well as a grab-and-go fast serve food cart that is located in the main level of the facility. The property also has approximately 2,250 square feet of flex space that can be used for meetings and special events. Our Black Hawk sites are connected via sky bridges.

        When casinos having multiple gaming licenses in the same building are combined, the Black Hawk/Central City market consists of 24 gaming facilities (seven of which have more than 500 slot machines), which in aggregate, generated gaming revenues of approximately $634 million in the twelve months ended April 2015. Our Black Hawk properties generated casino revenues for fiscal 2015 of approximately $136 million. Black Hawk is the closest gaming market to the Denver, Colorado metropolitan area, which has a population of approximately 3.1 million and is located approximately 40 miles east of Black Hawk and serves as the primary feeder market for Black Hawk.

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

        Our Pompano facility includes 1,458 slot machines, a 38-table poker room, a 120-seat Farraddays restaurant, a 110-seat Bragozzos Italian restaurant, a 280-seat Farmer's Pick buffet, a 100-seat deli, a 12-seat express grab-and-go food outlet, a feature bar, a sports bar, an outdoor trackside bar and 3,800 parking spaces.

        Approximately 2.8 million people reside within a 25-mile radius of our Pompano facility, which competes with eight other racinos and three Native American gaming facilities in the market. The Pompano facility generated approximately $179 million in casino revenues for fiscal 2015. While casino revenues are not available for all market competitors, we estimate that we operate approximately 11% of the slot machines in the market.

  Iowa

  Bettendorf

        Our Bettendorf property was acquired in March 2000 and is located off of Interstate 74, an interstate highway serving the Quad Cities metropolitan area, which consists of Bettendorf and Davenport, Iowa and Moline and Rock Island, Illinois. The property consists of a dockside casino offering 964 slot machines, 17 table games and 4 poker tables. The property also includes two hotel towers (the North Tower and South Tower) with 514 hotel rooms, 40,000 square feet of flexible convention/banquet space, a 142-seat Farraddays restaurant, a 262-seat Calypso's buffet, a 26-seat Tradewinds Marketplace and 2,057 parking spaces. We have entered into agreements with the City of Bettendorf, Iowa under which we manage and provide financial and operating support for the QC Waterfront Convention Center that is adjacent to our hotel. The QC Waterfront Convention Center opened in January 2009.

        We have begun the construction of a new land-based casino, with a 35,000 square foot gaming floor, on the current Bettendorf property between our two hotel towers. Our estimated investment in this project is up to $60 million and will include a Farmer's Pick Buffet, Otis and Henry's Grab N Go and a Lone Wolf bar in the new facility, which we expect to open in summer 2016. In addition, we are currently renovating the hotel rooms in the South Tower and expect this $8.5 million project to be completed in the summer of 2015.

        The Quad Cities metropolitan area currently has three gaming operations, including our gaming facility in Bettendorf and the Rhythm City facility in Davenport which we sold during February 2014. The three casinos in the Quad Cities generated total gaming revenues of approximately $190 million for the twelve months ended April 2015. Our Bettendorf property generated casino revenues for fiscal 2015 of approximately $69 million. Bettendorf also competes with other gaming operations in Illinois and Iowa and a competitor has commenced construction to move the Rhythm City casino to a new land based location. Approximately 905,000 people reside within 60 miles of our Bettendorf property.

  Marquette

        Our Marquette, Iowa property, which we acquired in March 2000, is approximately 60 miles north of Dubuque, Iowa. The property consists of a dockside casino offering 541 slot machines and 8 table games, a marina and 475 parking spaces. The facility was rebranded as a Lady Luck casino in fiscal 2010 and includes a 132-seat buffet restaurant, a 22-seat Otis and Henry's Express food outlet and a 155-seat Lone Wolf restaurant and bar.

        Our Marquette property is the only gaming facility in the Marquette, Iowa market and generated casino revenues of approximately $28 million in fiscal 2015. We believe most of our Marquette customers are from northeast Iowa and Wisconsin, which includes approximately 490,000 people within 60 miles of our property. We compete for those customers with other gaming facilities in Dubuque, Iowa and Native American casinos in southwestern Wisconsin.

  Waterloo

        Our Waterloo, Iowa property opened in June 2007 and is located adjacent to Highway 218 and US 20. The property consists of a single-level casino offering 955 slot machines, 23 table games and 4 poker tables. The property also offers a wide variety of non-gaming amenities, including a 122-seat Otis & Henry's restaurant, a 204-seat Farmer's Pick buffet, 64-seat Lone Wolf restaurant and bar, 5,000 square feet of meeting space, 1,500 parking spaces and a 195-room hotel, which includes 27 suites.

        Our Waterloo property is the only gaming facility in the Waterloo, Iowa market and approximately 685,000 people live within 60 miles of the property. We compete with other casinos in eastern Iowa. We generated casino revenues of approximately $88 million in fiscal 2015.

  Louisiana

  Lake Charles

        Our Lake Charles property commenced operations in July 1995 and is located on a 19-acre site along Interstate 10, the main thoroughfare connecting Houston, Texas to Lake Charles, Louisiana. In February 2012 we consolidated our gaming operations onto one gaming vessel offering 1,175 slot machines, 38 table games, including 8 poker tables, two hotels offering 493 rooms, a 96,000 square foot land-based pavilion and entertainment center, and 2,539 parking spaces, including approximately 1,160 spaces in an attached parking garage. The pavilion and entertainment center offer customers a wide variety of non-gaming amenities, including a 96-seat Otis & Henry's restaurant, a 258-seat Calypso's buffet, a 56-seat Lucky Wins Asian-inspired restaurant, which also includes a grab and go deli, and Caribbean Cove featuring free live entertainment and can accommodate 164 guests. The pavilion also has a 14,750 square foot entertainment center comprised of a 1,142-seat special events center designed for concerts, banquets and other events, meeting facilities and administrative offices.

        The Lake Charles market consists of three dockside gaming facilities, the newest of which opened in December 2014, a Native American casino and a pari-mutuel facility/racino. The market includes approximately 8,800 slot machines and approximately 260 table games. For the twelve months ended April 2015, the three gaming facilities and one racino, in the aggregate, generated gaming revenues of approximately $797 million. Revenues for the Native American property are not published. Casino revenues for our Lake Charles property for fiscal 2015 were approximately $138 million. Lake Charles is the closest gaming market to the Houston metropolitan area, which has a population of approximately 6.2 million and is located approximately 140 miles west of Lake Charles. We believe that our Lake Charles property attracts customers primarily from southeast Texas, including Houston, Beaumont, Galveston, Orange and Port Arthur and from local area residents. Approximately 500,000 and 1.7 million people reside within 50 and 100 miles, respectively, of the Lake Charles property.

  Mississippi

  Lula

        Our Lula property, which we acquired in March 2000, is located off of Highway 49, the only road crossing the Mississippi River between Mississippi and Arkansas for more than 50 miles in either direction. The property consists of two dockside casinos containing 897 slot machines and 20 table games, two on-site hotels with a total of 451 rooms, a land-based pavilion and entertainment center, 1,611 parking spaces, and a 28-space RV Park. The pavilion and entertainment center offer a wide variety of non-gaming amenities, including a 128-seat Otis & Henry's restaurant, a 262-seat Calypso's buffet, and a 52-seat Otis & Henry's Express.

        Our Lula property is the only gaming facility in Coahoma County, Mississippi and generated casino revenues of approximately $60 million in fiscal 2015. Lula draws a significant amount of business from the Little Rock, Arkansas metropolitan area, which has a population of approximately 725,000 and is located approximately 120 miles west of the property. Coahoma County is also located approximately 60 miles southwest of Memphis, Tennessee, which is primarily served by eight casinos in Tunica County, Mississippi. Lula also competes with Native American casinos in Oklahoma and racinos in West Memphis, Arkansas and Hot Springs, Arkansas. Approximately 65,000 and 1.0 million people reside within 25 and 60 miles, respectively, of our Lula property.

  Natchez

        Our Natchez property, which we acquired in March 2000, is located off of Highways 84 and 61 in western Mississippi. The property consists of a dockside casino offering 520 slot machines and 6 table games, a 141-room off-site hotel located approximately one mile from the casino, a 118-seat Calypso's buffet and 675 parking spaces.

        The Natchez market consists of two gaming facilities, including a land based competitor which opened in December 2012. Our Natchez property generated total casino revenues of approximately $23 million in fiscal 2015. The impact of the new competition has resulted in growth in the overall gaming market; however, our gaming revenues have declined. We believe that the Natchez property attracts customers primarily from the approximately 390,000 people residing within 60 miles of the Natchez property. Our Natchez property is also 70 miles south of our Vicksburg property.

  Vicksburg

        Our Vicksburg property, which we acquired in June 2010, is located off Interstate 20 and Highway 61 in western Mississippi, approximately 50 miles west of Jackson, Mississippi. The property consists of a dockside casino offering 596 slot machines and eight table games. During fiscal 2013, the property was rebranded to a Lady Luck, which involved significant changes in appearance and renovation of all restaurants. The property now offers a 200-seat Farmer's Pick buffet, a 48-seat Otis & Henry's, a 64-seat Lone Wolf bar and an 18-seat Otis & Henry's Express. The property has 977 parking spaces.

        The Vicksburg market consists of five dockside casinos which generated total gaming revenues of approximately $231 million for the twelve months ended April 2015. Our Vicksburg property generated casino revenues of approximately $40 million in fiscal 2015. Approximately 700,000 people reside within 60 miles of the property.

  Missouri

  Boonville

        Our Boonville property, which opened in December 2001, is located three miles off Interstate 70, approximately halfway between Kansas City and St. Louis. The property consists of a single level dockside casino offering 935 slot machines, 20 table games, a 140-room hotel, a 32,400 square foot pavilion and entertainment center and 1,100 parking spaces. The pavilion and entertainment center offer customers a wide variety of non-gaming amenities, including a 202-seat Farmer's Pick Buffet, a 90-seat Farraddays restaurant, a 30-seat Tradewinds Marketplace, an 800 seat event center, and a historic display area.

        Our Boonville property is the only gaming facility in central Missouri and generated casino revenues of approximately $81 million in fiscal 2015. We believe that our Boonville casino attracts customers primarily from the approximately 615,000 people who reside within 60 miles of the property which includes the Columbia and Jefferson City areas.

  Cape Girardeau

        Our Cape Girardeau property, which opened in October 2012, is located three and a half miles from Interstate 55 in Southeast Missouri, approximately 120 miles south of St. Louis, Missouri. The dockside casino offers 937 slot machines, 20 table games and 4 poker tables. The pavilion and entertainment center offer a wide variety of non-gaming amenities, which includes a 110-seat Lone Wolf bar and lounge, a 230-seat Farmer's Pick buffet, a 122-seat Farraddays restaurant, a 12-seat Lone Wolf Express, and a 59-seat Keller's restaurant and bar that overlooks the Mississippi river. The property also operates a 7,725 square foot event center with seating for up to 600 patrons and has 1,049 parking spaces.

        Our Cape Girardeau property is the only gaming facility in the Cape Girardeau, Missouri market and generated casino revenues of approximately $62 million in fiscal 2015. Our operations compete with other gaming operations in Southwest Illinois and Southeast Missouri. Approximately 640,000 people reside within 60 miles of our property, which includes Carbondale and Marion, Illinois, Paducah, Kentucky and Sikeston, Missouri.

  Caruthersville

        Our Caruthersville property was acquired in June 2007 and is a riverboat casino located along the Mississippi River in Southeast Missouri. The dockside casino offers 544 slot machines and 11 table games. The property offers a 40,000 square foot pavilion, which includes a 147-seat Lone Wolf restaurant, bar and lounge and a 232-seat Otis & Henry's restaurant. The property also operates a 10,000 square foot exposition center with seating for up to 1,100 patrons and has 1,109 parking spaces.

        Our Caruthersville facility generated casino revenues of approximately $33 million in fiscal year 2015. Approximately 610,000 people reside within 60 miles of the property. Our casino in Cape Girardeau is located approximately 85 miles north of our Caruthersville casino.

  Kansas City

        Our Kansas City property, which we acquired in June 2000, is the closest gaming facility to downtown Kansas City and consists of a dockside casino offering 1,015 slot machines and 18 table games, a 188-seat Calypso's buffet, a 195-seat Lone Wolf restaurant and bar, a 32-seat Tradewinds Marketplace and 1,685 parking spaces.

        The Kansas City market consists of four dockside gaming facilities, a land-based facility which opened in February 2012 and a Native American casino. Operating statistics for the Native American casino are not published. The four dockside gaming facilities and the land-based facility generated gaming revenues of approximately $728 million for the twelve months ended April 2015. Our Kansas City property generated casino revenues of approximately $77 million during fiscal 2015. We believe that our Kansas City casino attracts customers primarily from the Kansas City metropolitan area, which has approximately 2.0 million residents.

  Pennsylvania

  Nemacolin

        Lady Luck Nemacolin opened July 1, 2013. The property is located on the 2,000 acre Nemacolin Woodlands Resort in Western Pennsylvania. The casino property includes 596 slot machines, 29 table games, a 133-seat Otis & Henry's restaurant, a 83-seat Lone Wolf restaurant, bar and lounge and 766 parking spots. The Nemacolin Woodlands Resort includes over 300 rooms, suites, townhouses and luxury homes for the property guests, as well as numerous activities for the outdoor enthusiast.

        Our Nemacolin property is the only casino in Fayette County, Pennsylvania and generated $41 million of gaming revenues during fiscal year 2015. We believe that our casino attracts customers staying at the Nemacolin Woodlands Resort as well as from the 2.5 million people who reside within 60 miles of the property. The closest competing casino to Nemacolin is approximately 60 miles away. The Nemacolin facility competes primarily with a casino and a racino in the Pittsburgh, Pennsylvania area and a casino in Rocky Gap, Maryland.

  Marketing

        We focus on our Play More. Be Happy.™ mission and culture during every step of our marketing program development. We have an extensive proprietary customer database, which we use to create targeted promotions and fun entertainment options that reward customer loyalty, attract new guests, and promote our culture of Play More. Be Happy. fun from the start to the finish of each guest visit.

        Our marketing programs and initiatives are focused on the following areas:

          Customer Research:     In the highly-competitive markets in which we operate, it is critical for us to stay in tune with our customers and offer relevant and competitive services and programs. Our marketing strategies have been developed and implemented to promote a fun environment for guests that enhances loyalty and increases visitation. In order to assess these needs and desires, we engage in significant customer research in each of our markets by conducting regular surveys, focus groups, and customer interviews. We continue our customer feedback program, in which we measure likeliness of our customers to recommend our business to friends and family, service experience, and marketing program effectiveness. We use the information gathered from these research initiatives to make marketing, operating, and development decisions that optimize the position of our properties relative to our competition.

          Database Marketing and Analytics:     We have enhanced our database marketing efforts through the application of advanced analytic modeling to help us predict and better manage a customer's lifecycle. Specifically, we have focused on optimizing profitability on both an individual guest level and marketing program level. Our enhanced analytics tools allow us to use our marketing programming to drive incremental guest visitation and revenue. The real-time reporting that we have developed allows our management team to make optimal decisions for driving revenue and customer loyalty.

          Regional Marketing Management Model:     The conversion to a regional management model in marketing operations that began in fiscal 2014 was completed in fiscal 2015, and the new structure has improved our sharing of best practices and time-to-market throughout the year. We have aligned similarly situated properties with a senior leader and dedicated analytics team. This approach allows us to maximize the effect of our most talented employees, yielding best practices on profitability, marketing, and operations.

          Segmentation:     We have compiled an extensive database of customer information over time. This information is being used in new ways, including predictive modeling, which allows us to maximize customer profitability and improve targeting within our programming.

          Fan Club®:     Fan Club, our customer loyalty program, provides customers the opportunity to earn same-day benefits based on their level of play. The five-tier program provides customers with unique rewards based on individual tier. In fiscal 2015, we moved the last four properties using legacy loyalty programs to Fan Club so that each property in the enterprise now offers Fan Club benefits to its guests. The changes to the Fan Club program implemented in fiscal 2014 continued to provide benefits in fiscal 2015, with improved customer reinvestment levels and better transparency of club benefits to guests.

          Retail Development:     We continue our commitment to retail customers via enhanced food & beverage quality, engaging entertainment, and Play More. Be Happy. fun promotions. Our current communication strategy is fully-integrated, using digital, social, and traditional media to reach customers in a variety of ways. By diversifying our communication channels, we ensure that retail guests remain engaged with us regardless of their individual media consumption preferences.

  Employees

        As of April 26, 2015, we employed approximately 7,100 full and part-time people. We have a collective bargaining agreement with UNITE HERE covering approximately 500 employees at our Pompano property that expired on May 31, 2015, under which we are currently operating on an extension through June 22, 2015. We have a new agreement that expires on May 31, 2018, which is subject to ratification. We believe that our relationship with our employees is satisfactory.

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

        The gaming industry is intensely competitive, and we face a high degree of competition in the markets in which we operate. We have numerous competitors, including land-based casinos, dockside casinos, riverboat casinos, casinos located on racing, pari-mutuel operations or Native American-owned lands and video lottery and poker machines not located in casinos. We also compete with other forms of legalized gaming and entertainment such as online computer gambling, bingo, pull tab games, card parlors, sports books, "cruise-to-nowhere" operations, pari-mutuel or telephonic betting on horse racing and dog racing, state-sponsored lotteries, jai-alai, and, in the future, may compete with gaming at other venues. In addition, we compete more generally with other forms of entertainment for the discretionary spending of our customers. We also face the risk that existing competitors will expand their operations and the risk that Native American gaming will continue to grow. For example, an existing competitor in Davenport, Iowa has commenced construction to move its riverboat casino to a new land-based gaming facility that will compete with our Bettendorf, Iowa property. Some of our competitors may have better name recognition, marketing and financial resources than we do; competitors with more financial resources may therefore be able to improve the quality of, or expand, their gaming facilities in a way that we may be unable to match.

        In addition, we also face the risk of further legalization and/or expansion of gaming. Certain states have recently legalized, and other states are currently considering legalizing gaming. Our existing casinos attract a significant number of their customers from Houston, Texas; South Florida; Little Rock, Arkansas; and Denver, Colorado. Our continued success depends upon drawing customers from each of these geographic markets. In the past, legislation to legalize or expand gaming has been introduced that would impact some of these markets. For example, from time to time the State of Florida has entered into or amended gaming compacts with Native American Casinos or enacted, amended or discussed possible changes in gaming laws which could have positive or negative impacts on our Pompano operations. Recently the First District Court of Appeals for the State of Florida ruled that a pari-mutuel operator in Gadsden County was entitled to a slot license from the Florida division of pari-mutuel wagering based on the court's interpretation of legislation passed in 2010. We expect the court's ruling to be challenged; however, if the ruling is upheld, it may apply to other counties in Florida and could lead to further expansion of gaming that could adversely affect our Pompano operation.

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

        We are required to report certain customer's gambling winning via form W-2G's to comply with current Internal Revenue Service regulations. Under changes proposed by the Internal Revenue Service the minimum reporting thresholds for certain gambling winnings would be reduced from $1,200 to $600. Should these regulations be enacted as proposed, we expect to incur additional costs to comply with the increased reporting requirements.

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

        Our operations in several jurisdictions depend on agreements with third parties. If we are unable to renew these agreements on satisfactory terms as they expire, our business may be disrupted and, in the event of disruptions in multiple jurisdictions, could have a material adverse effect on our financial condition and results of operations. For example, Iowa law requires that each gambling venue in Iowa must have a licensed "Qualified Sponsoring Organization," or QSO, which is a tax-exempt non-profit organization. The QSO must donate the profits it receives from casino operations to educational, civic, public, charitable, patriotic or religious uses. Each of our three Iowa properties has an agreement with a local QSO. We have the right to renew our agreements for Bettendorf and Waterloo when they expire in 2019 and 2018, respectively, but we do not have the automatic right to renew our agreement for Marquette when it expires in 2019. In March 2015, we entered into an amendment to our agreement for Bettendorf that extended the agreement to March 2025, after which we have the right to renew for succeeding five-year periods. There can be no assurance that we will be able to negotiate a new agreement (or renew or extend the existing agreement) for Marquette upon expiration in 2019. Failure to do so may result in our inability to continue operating our Marquette property in 2019.

        We have a management agreement with Nemacolin Woodlands Resort, the owner of the gaming license issued by the Pennsylvania Gaming Control Board allowing operation of a casino at the resort. Under the terms of this agreement, we constructed and currently operate a casino at the resort. Our management agreement is subject to a buy-out provision on or after December 31, 2021, as well as other terms and conditions which could result in termination of the management agreement. The base term of the agreement is ten years, with four, five-year renewal options. Additionally, each party to the management agreement has certain termination rights. If the management agreement is terminated, we will no longer have the right to manage our casino at Nemacolin Woodlands Resort.

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

        We have a significant amount of indebtedness. As of April 26, 2015, we had approximately $993 million of total debt outstanding.

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

  •
  causing an event of default if we fail to satisfy the financial and restrictive covenants contained in the indentures and agreements governing our senior secured credit facility, our 5.875% senior notes, our 8.875% senior subordinated notes and our other indebtedness, which could result in all of our debt becoming immediately due and payable, could permit our secured lenders to foreclose on the assets securing our secured debt and have other adverse consequences, any of which, if not cured or waived, could have a material adverse effect on us;

  •
  if the indebtedness under our 5.875% senior notes, our 8.875% senior subordinated notes, our senior secured credit facility, or our other indebtedness were to be accelerated, there can be no assurance that our assets would be sufficient to repay such indebtedness in full;

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

        A portion of our outstanding debt bears interest at variable rates. If short-term interest rates rise, our interest cost will increase our variable rate indebtedness, which will adversely affect our results of operations and available cash.

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

        The terms of our senior secured credit facility, and the indentures governing our 5.875% senior notes, our 8.875% senior subordinated notes limit, but do not prohibit, us or our subsidiaries from incurring significant additional indebtedness in the future.

        As of April 26, 2015, we have the capacity to incur additional indebtedness, including the ability to incur additional indebtedness under our line of credit, of approximately $218 million, after taking into account $7 million in letters of credit currently outstanding. Our capacity to issue additional indebtedness is subject to the limitations imposed by the covenants in our senior secured credit facility, and the indentures governing our 5.875% senior notes, and our 8.875% senior subordinated notes, however the agreements do not fully prohibit us from incurring additional debt. If new debt is added to our current level of indebtedness, the related risks that we now face could intensify.

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

        From time to time we may commence construction projects on new properties or at our current properties. For example, we are currently constructing a new land-based casino at our Bettendorf, Iowa property with an estimated cost of up to $60 million. We also evaluate other expansion opportunities as they become available and we may in the future engage in additional construction projects. The anticipated costs and construction periods for our construction projects are based upon budgets, conceptual design documents and construction schedule estimates prepared by us in consultation with our architects. Construction projects entail significant risks, which can substantially increase costs or delay completion of a project. Such risks include shortages of materials or skilled labor, unforeseen engineering, environmental or geological problems, work stoppages, weather interference and unanticipated cost increases. Most of these factors are beyond our control. In addition, difficulties or delays in obtaining any of the requisite licenses, permits or authorizations from regulatory authorities can increase the cost or delay the completion of an expansion or development. Significant budget overruns or delays with respect to expansion and development projects could adversely affect our results of operations.

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

        Robert S. Goldstein, our Chairman of the Board, and Jeffrey D. Goldstein and Richard A. Goldstein, two of our directors, and various family trusts associated with members of the Goldstein family and entities associated with certain members of the Goldstein family, (collectively the "Goldstein Parties") directly and indirectly collectively own and control approximately 41.1% of our common stock as of April 26, 2015.

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

        "Supermajority Expiration Time" means the first to occur of (i) the Goldstein Group ceasing to hold common stock of the Company representing at least 22.5% of our outstanding common stock, not including any shares of Class B common stock or shares of common stock issued upon conversion of any preferred stock and (ii) April 8, 2021. The "Goldstein Group" means Robert S. Goldstein, our Chairman, and Jeffrey D. Goldstein and Richard A. Goldstein, two of our directors, spouses, children and grandchildren of certain members of the Goldstein family and entities associated with certain members of the Goldstein family.

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

        Although we had income from continuing operations of $5.2 million in fiscal 2015, we sustained (losses) from continuing operations of $(129.7) million and $(52.5) million in fiscal 2014 and 2013, respectively. Companies with fluctuations in income (loss) from continuing operations often find it more challenging to raise capital to finance improvements in their businesses and to undertake other activities that return value to their stockholders. In addition, companies with operating results that fluctuate significantly on a quarterly or annual basis may experience increased volatility in their stock prices in addition to difficulties in raising capital. We cannot assure you that we will not have fluctuations in our income (losses) from continuing operations in the future, and should that occur, that we would not suffer adverse consequences to our business as a result, which could decrease the value of our common stock.

         We may incur impairments to goodwill, indefinite-lived intangible assets, or long-lived assets, which could negatively affect our operating results.

        As of April 26, 2015, we had $163.0 million of goodwill and other intangible assets. We perform annual impairment testing for goodwill and indefinite-lived intangible assets as of the first day of the fourth fiscal quarter of each year, or on an interim basis if indicators of impairment exist. For properties with goodwill and/or other intangible assets with indefinite lives, these tests require the comparison of the implied fair value of each reporting unit to carrying value.

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

        In fiscal 2015, our Pompano, Florida, and Lake Charles, Louisiana casinos, each generated more than 10% of our net revenues. Our ability to meet our operating and debt service requirements is dependent, in part, upon the continued success of these facilities. The operations at these facilities and any of our other facilities could be adversely affected by numerous factors, including those described in these "Risk Factors" as well as more specifically those described below:

  •
  risks related to local and regional economic and competitive conditions, such as a decline in the number of visitors to a facility, a downturn in the overall economy in the market, a decrease in consumer spending on gaming activities in the market or an increase in competition within and outside the state in which each property is located (for example, the effect on our Lake Charles property due to the new competitor which opened December 2014);

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

        The market price of our common stock has historically been volatile and may continue to fluctuate substantially due to a number of factors, including actual or anticipated changes in our results of operations, the announcement of significant transactions or other agreements by our competitors, conditions or trends in the industry or other entertainment industries with which we compete, general economic conditions including those affecting our customers' discretionary spending, changes in the cost of gasoline, changes in the gaming markets in which we operate and changes in the trading value of our common stock. The stock market in general, as well as stocks in the gaming sector have been subject to significant volatility and extreme price fluctuations that have sometimes been unrelated or disproportionate to individual companies' operating performances. Broad market or industry factors may harm the market price of our common stock, regardless of our operating performance.

         Work stoppages, organizing drives and other labor problems could negatively impact our future profits.

        Some of our employees at our Pompano, Florida location are currently represented by a labor union. Labor unions are making a concerted effort to recruit more employees in the gaming industry. In addition, organized labor may benefit from new legislation or legal interpretations by the current presidential administration. We cannot provide any assurance that we will not experience additional or more successful union activity in the future.

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

  Lake Charles

        We own approximately 2.7 acres and lease approximately 16.2 acres of land in Calcasieu Parish, Louisiana for use in connection with our Lake Charles operations. This lease automatically renewed in March 2015 for five years and we have the option to renew it for 13 additional terms of five years each, subject to increases based on the Consumer Price Index ("CPI") with a minimum of 10% and construction of hotel facilities on the property. We own two hotels in Lake Charles with a total of 493 rooms. Annual rent payments under the Lake Charles lease are approximately $2.2 million.

  Bettendorf

        We own approximately 24.6 acres of land in Bettendorf, Iowa used in connection with the operations of our Bettendorf property. We also operate under a long-term lease with the City of Bettendorf, the QC Waterfront Convention Center that is adjacent to our northernmost hotel tower. We also lease approximately eight acres of land on a month-to-month basis from an entity owned by members of the Goldstein family, including Robert S. Goldstein, our Chairman of the Board and Jeffrey D. Goldstein and Richard A. Goldstein, directors of our company, which we utilize for parking. The initial term of the lease expires 60 days after written notice is given to either party and rent under the lease is currently $60,000 annually.

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

  Natchez

        Through numerous lease agreements, we lease approximately 24 acres of land in Natchez, Mississippi that are used in connection with the operations of our Natchez property. Unless terminated by us at an earlier date, the leases have varying expiration dates through 2037. Annual rent under the leases totals approximately $1.1 million. We also lease approximately 7.5 acres of land that is utilized for parking at the facility. We own approximately 6 additional acres of property in Natchez, Mississippi, as well as the property upon which our hotel is located.

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

  Caruthersville

        We own approximately 37 acres, including our riverboat casino and 1,109 parking spaces in Caruthersville, Missouri.

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

        All of our operating properties, except for our Nemacolin property and a portion of the excess land at our Pompano property, and most of our other owned and leased property interests collateralize our obligations under our senior secured credit facility.

ITEM 3.    LEGAL PROCEEDINGS

        In October 2012, we opened our new casino in Cape Girardeau, Missouri. A subcontractor filed a mechanics' lien against our property resulting from a dispute between the subcontractor and our general contractor for the construction project. We demanded the general contractor cause the lien to be bonded against or satisfied, however the general contractor refused to do so and asserted that a portion of the subcontractor's claim resulted from additional work directly requested by us. In October 2013, the subcontractor filed suit against our wholly-owned subsidiary IOC-Cape Girardeau, LLC, the general contractor and two other defendants alleging various contract and equitable claims and is seeking damages of approximately $3.8 million. In August 2014, we filed a cross claim against the general contractor alleging breach of contract and various indemnity claims. The outcome of this matter is still in doubt and cannot be predicted with any degree of certainty. In the event that we incur any costs in connection with this matter, we do not believe that any such costs would be material, and if incurred, the settlement of construction costs would be capitalized.

        We and our wholly-owned subsidiary, Riverboat Corporation of Mississippi—Vicksburg, have been defendants in a lawsuit filed in the Circuit Court of Adams County, Mississippi by Silver Land, Inc., alleging breach of contract in connection with our 2006 sale of casino operations in Vicksburg, Mississippi. The court originally ruled in favor of Silver Land and awarded damages of $2.0 million, which we accrued. We appealed the decision and in June 2013 the court of appeals reversed the trial court and ruled in our favor. Silver Land filed a Petition for Writ of Certiorari in November 2013 requesting review by the Mississippi Supreme Court. On February 20, 2014, the Mississippi Supreme Court denied Silver Land's request, which effectively disposed of the matter in its entirety. As a result, during fiscal 2014, we reversed a litigation accrual of $2.2 million, of which $2.0 million was recorded as a reduction to operating expenses and $0.2 million was recorded as a reduction to interest expense.

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

	High	Low
First Quarter (through June 12, 2015)	20.65	14.01
Fiscal Year Ending April 26, 2015
Fourth Quarter	$14.97	$10.04
Third Quarter	10.64	6.80
Second Quarter	8.60	6.42
First Quarter	10.24	6.39
Fiscal Year Ending April 27, 2014
Fourth Quarter	$9.56	$6.75
Third Quarter	9.11	7.36
Second Quarter	8.01	7.24
First Quarter	8.69	7.16
  ii.
  Holders of Common Stock.    As of June 12, 2015, there were approximately 1,252 holders of record of our common stock.

  iii.
  Dividends.    We have never declared or paid any dividends with respect to our common stock and the current policy of our board of directors is to retain earnings to provide for the growth of our company. In addition, our senior secured credit facility and the indentures governing our 5.875% senior notes, our 7.75% senior notes, and our 8.875% senior subordinated notes limit our ability to pay dividends. See "Item 8—Financial Statements and Supplementary Data-Isle of Capri Casinos, Inc.—Notes to Consolidated Financial Statements—Note 7." Consequently, no cash dividends are expected to be paid on our common stock in the near future. Further, there can be no assurance that our current and proposed operations would generate the funds needed to declare a cash dividend or that we would have legally available funds to pay dividends. In addition, we may fund part of our operations in the future from indebtedness, the terms of which may further prohibit or restrict the payment of cash dividends. If a holder of common stock is disqualified by the regulatory authorities from owning such shares, such holder will not be permitted to receive any dividends with respect to such stock. See "Item 1—Business-Governmental Regulations."

(b)
Issuance of Unregistered Securities

        None.

(c)
Purchases of our Common Stock

        We have purchased our common stock under stock repurchase programs. These programs allow for the repurchase of up to 6,000,000 shares. To date we have purchased 4,895,792 shares of common stock under these programs. These programs have no approved dollar amount, nor expiration dates. No purchases were made during the fiscal year ended April 26, 2015.

 COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Isle of Capri Casinos, Inc., the NASDAQ Composite Index
and the Dow Jones US Gambling Index

*
$100 invested on 4/25/10 in stock or on 4/30/10 in indexes, including reinvestment of dividends. Indexes calculated on month-end basis.

Copyright© 2015 Dow Jones & Co. All rights reserved.

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

	Fiscal Year Ended(1)
	April 26, 2015	April 27, 2014	April 28, 2013	April 29, 2012	April 24, 2011
	(dollars in millions, except per share data)
Statement of Operations
Revenues:
Casino	$1,054.9	$1,004.3	$967.1	$955.9	$918.0
Rooms	31.6	32.4	31.9	32.4	32.1
Food, beverage, pari-mutuel and other	139.8	135.3	128.3	123.0	117.1
Insurance recoveries	—	—	—	9.3	—

Gross revenues	1,226.3	1,172.0	1,127.3	1,120.6	1,067.2
Less promotional allowances	(230.0)	(217.4)	(203.9)	(187.6)	(174.1)

Net revenues	996.3	954.6	923.4	933.0	893.1
Operating expenses:
Casino	161.1	158.0	150.1	147.2	136.6
Gaming taxes	265.5	251.9	238.4	234.6	226.4
Rooms	6.8	7.0	6.7	7.0	7.3
Food, beverage, pari-mutuel and other	49.5	46.9	43.9	42.5	41.7
Marine and facilities	58.1	57.6	54.5	55.3	53.4
Marketing and administrative	234.5	234.7	226.4	224.9	215.9
Corporate and development	29.1	28.5	33.9	40.3	42.7
Valuation charges	9.0	162.1	50.1	30.6	—
Litigation accrual reversals	—	(9.3)	—	—	—
Preopening	—	3.9	5.8	0.6	—
Depreciation and amortization	78.9	80.9	71.2	73.8	75.3

Total operating expenses	892.5	1,022.2	881.0	856.8	799.3

Operating income	103.8	(67.6)	42.4	76.2	93.8
Interest expense	(84.1)	(81.3)	(89.4)	(87.9)	(91.9)
Interest income	0.4	0.3	0.5	0.8	1.9
Loss on early extinguishment of debt	(13.8)	—	—	—	—
Derivative income (expense)	—	0.4	0.7	0.4	(1.2)

Income (loss) from continuing operations before income taxes and including noncontolling interest	6.3	(148.2)	(45.8)	(10.5)	2.6
Income tax (provision) benefit	(1.1)	18.5	(6.7)	(15.1)	(3.7)

Income (loss) from continuing operations including noncontrolling interest	5.2	(129.7)	(52.5)	(25.6)	(1.1)
Income (loss) from discontinued operations, net of income taxes	—	2.0	4.9	(104.1)	5.6

Net income (loss) attributable to common stockholders	$5.2	$(127.7)	$(47.6)	$(129.7)	$4.5

Income (loss) per common share attributable to common stockholders
Basic
Income (loss) from continuing operations	$0.13	$(3.26)	$(1.33)	$(0.66)	$(0.03)
Income (loss) from discontinued operations	—	0.05	0.12	(2.69)	0.16

Net Income (loss)	$0.13	$(3.21)	$(1.21)	$(3.35)	$0.13

Diluted
Income (loss) from continuing operations	$0.13	$(3.26)	$(1.33)	$(0.66)	$(0.03)
Income (loss) from discontinued operations	—	0.05	0.12	(2.69)	0.16

Net Income (loss)	$0.13	$(3.21)	$(1.21)	$(3.35)	$0.13

	Fiscal Year Ended(1)
	April 26, 2015	April 27, 2014	April 28, 2013	April 29, 2012	April 24, 2011
	(dollars in millions, except per share data)
Other Data:
Net cash provided by (used in):
Operating activities	$125.6	$86.8	$116.0	$118.1	$123.7
Investing activities	(41.3)	6.1	(123.4)	(60.0)	(144.6)
Financing activities	(87.7)	(91.5)	(18.6)	(38.7)	28.1
Capital expenditures	(41.7)	(38.1)	(153.2)	(75.3)	(58.6)
Balance Sheet Data:
Cash and cash equivalents	$66.4	$69.8	$68.5	$94.5	$75.2
Total assets	1,227.8	1,290.1	1,553.6	1,575.0	1,733.9
Long-term debt, including current portion	992.9	1,066.3	1,156.9	1,154.4	1,192.6
Stockholders' equity	23.5	19.4	142.4	183.6	309.0
Operating Data:
Number of slot machines	12,686	12,831	12,442	11,717	12,779
Number of table games	326	333	299	284	324
Number of hotel rooms	2,336	2,370	2,370	2,370	2,369
Number of parking spaces	21,643	21,569	20,763	19,521	19,532

(1)
Our fiscal year ended April 29, 2012 includes 53 weeks while other fiscal years presented include 52 weeks. The results of our previously owned Davenport, Iowa and Biloxi, Mississippi casinos are presented as discontinued operations. We opened new casino operations in Nemacolin, Pennsylvania in July 2013 and Cape Girardeau, Missouri in October 2012. We acquired our current casino operations in Vicksburg, Mississippi in June 2010.

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

        Operating Results—Our operating results for the periods presented have been affected, both positively and negatively, by current economic conditions and several other factors discussed in detail below. Our net revenues have increased by 4.4% and 3.4% for fiscal years 2015 over 2014, and 2014 over 2013, respectively, reflecting improved economic conditions and changes in our operations. Our historical operating results may not be indicative of our future results of operations because of these factors and the changing competitive landscape in each of our markets, as well as by factors discussed elsewhere herein. This Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with and giving consideration to the following:

        Items Impacting Income (Loss) from Continuing Operations—Significant items impacting our income (loss) from continuing operations during the fiscal years ended April 26, 2015, April 27, 2014 and April 28, 2013 are as follows:

          Colorado Referendum Costs— During fiscal 2015, the Company incurred costs of $4.1 million in support of efforts to defeat the proposed November 2014 referendum that would have expanded gaming to racetracks in certain Colorado counties.

          Property Tax Settlement— During fiscal 2015, we reduced property tax expense by $1.2 million as a result of the settlement of our property tax appeal at our Waterloo, Iowa property for calendar years 2011 through 2014.

          Corporate Restructurings— During fiscal 2015, we eliminated executive positions in the corporate office to maximize efficiency and streamline reporting lines, resulting in severance expense of $2.3 million.

          Long-term Debt— During April 2015, proceeds from an additional $150 million issuance of our 5.875% Senior Notes and borrowing under our Credit Facility were used to purchase $237.8 million of our 7.75% Senior Notes pursuant to a tender offer. As a result of these transactions, we incurred a loss on early extinguishment of debt of $13.8 million.

          Impairment and Other Valuation Charges— As a result of less than expected operating performance and projected future operating results, it was determined that the value of our long-lived assets were impaired. In fiscal 2015, we recorded impairment charges of $9.0 million related to our Nemacolin property's long-lived assets and in fiscal 2014, we recorded impairment charges related to our Nemacolin and Natchez properties' long-lived assets of $26.4 million and $1.9 million, respectively. The fiscal 2014 impairment charge consisted of $12.2 million recorded to write-off our Nemacolin operating licenses and $16.1 million to reduce the carrying value of our fixed assets to their estimated fair value.

          As a result of market conditions and our annual impairment tests of goodwill and indefinite lived intangible assets, we recorded goodwill impairment charges of $133.8 million and

  $50.1 million in fiscal 2014 and 2013, respectively. These impairment charges were a result of economic conditions, deteriorating operating performance and the impact of new and forthcoming competition in certain of our markets.

          Legal Recoveries— In 2014, we received favorable rulings in two legal cases in which we had previously recorded reserves. As a result, during fiscal 2014, we reversed previously recorded accruals totaling $16.9 million, of which $9.3 million was recorded as a reduction to operating expenses and $7.6 million was recorded as a reduction to interest expense.

          Disruptions— We began renovation of one of our hotel towers at our Bettendorf property in February 2015, which resulted in approximately one-third of the rooms being out of service during the fourth quarter of fiscal 2015. During fiscal 2014, several of our properties' operating results were impacted by disruptions as follows:

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

          New Casinos— We opened our new casino at the Nemacolin Woodlands Resort on July 1, 2013 and we opened our new casino in Cape Girardeau, Missouri on October 30, 2012. We incurred preopening expenses of $4.0 million and $5.8 million in fiscal 2014 and 2013, respectively, related to these properties prior to their respective openings.

          Income Tax (Provision) Benefit— Our income tax (provision) benefit from continuing operations was impacted by changes in the deferred tax liability attributable to the amortization of indefinite-lived intangibles and expenses for state jurisdictions where taxable income is generated. Our income tax (provision) benefit from continuing operations was ($1.1) million for fiscal 2015 and $18.5 million for fiscal 2014. Included in our fiscal 2015 provision was the benefit from reversing a Florida state income tax valuation allowance of $2.3 million. Included in our fiscal 2014 benefit was $12.0 million from reversing a valuation allowance as a result of our Davenport property sale as well as the reversal of a previously unrecognized tax benefit of $7.7 million as a result of a favorable ruling in a tax court matter.

          Items Impacting Current and Future Operations— During the fiscal years ended April 26, 2015, April 27, 2014, and April 28, 2013, we have commenced construction or completed transactions as follows:

  Construction Disruption

          Bettendorf Land-Based Construction— In May 2015, we began construction of a land-based facility in Bettendorf, Iowa, to replace our current riverboat casino. While the actual construction should not impact the current casino operations, we may experience periodic disruption in accessibility to the property, which may have an impact on operating results during the estimated 12-14 month construction period.

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

  Results of Operations

        Our results of continuing operations for the fiscal years ended April 26, 2015, April 27, 2014 and April 28, 2013 reflect the consolidated operations of all of our subsidiaries. Our Davenport and Biloxi entities are presented as discontinued operations.

 ISLE OF CAPRI CASINOS, INC.

	Net Revenues Fiscal Year Ended			Operating Income (Loss) Fiscal Year Ended
(in thousands)	April 26, 2015	April 27, 2014	April 28, 2013	April 26, 2015	April 27, 2014	April 28, 2013
Colorado
Black Hawk	$127,722	$121,313	$122,135	$20,614	$20,067	$20,109
Florida
Pompano	175,588	164,777	154,629	31,122	25,116	19,396
Iowa
Bettendorf	72,981	73,695	78,083	13,271	12,127	13,995
Marquette	25,793	25,014	27,605	4,060	3,472	3,718
Waterloo	87,762	85,361	86,654	23,901	21,074	21,544

Iowa Total	186,536	184,070	192,342	41,232	36,673	39,257
Louisiana
Lakes Charles	128,413	129,899	125,575	8,650	8,888	9,270
Mississippi
Lula	53,042	50,489	55,444	6,630	2,715	4,285
Natchez	19,233	20,190	25,378	(2,113)	(2,356)	1,333
Vicksburg	29,876	29,947	29,918	2,719	1,718	1,184

Mississippi Total	102,151	100,626	110,740	7,236	2,077	6,802
Missouri
Boonville	76,934	74,531	78,624	23,778	22,583	24,004
Cape Girardeau(1)	59,628	54,833	32,782	215	(2,359)	(1,085)
Caruthersville	31,369	29,879	32,282	4,346	2,232	2,832
Kansas City	73,070	70,385	73,538	13,664	13,022	13,275

Missouri Total	241,001	229,628	217,226	42,003	35,478	39,026
Pennsylvania
Nemacolin(2)	34,755	23,575	—	(7,079)	(13,640)	—
Valuation charges(3)	—	—	—	(9,000)	(162,100)	(50,100)
Corporate and other	112	712	758	(30,971)	(20,124)	(41,299)

From continuing operations	$996,278	$954,600	$923,405	$103,807	$(67,565)	$42,461

Note: This table excludes our Davenport and Biloxi operations which have been classified as discontinued operations.

(1)
Reflects results since opening on October 30, 2012.

(2)
Reflects results since opening on July 1, 2013.

(3)
We recorded long-lived asset impairment charges of $9.0 million during fiscal 2015, goodwill impairment charges of $133.8 million and long-lived asset impairment charges of $28.3 million during fiscal 2014, and goodwill impairment charges of $50.1 million during fiscal 2013.

Fiscal 2015 Compared to Fiscal 2014

        Revenues and operating expenses for the fiscal years 2015 and 2014 are as follows:

	Fiscal Year Ended
(in thousands)	April 26, 2015	April 27, 2014	Variance	Percentage Variance
Revenues:
Casino	$1,054,926	$1,004,255	$50,671	5.0%
Rooms	31,565	32,449	(884)	–2.7%
Food, beverage, pari-mutuel and other	139,816	135,305	4,511	3.3%

Gross revenues	1,226,307	1,172,009	54,298	4.6%
Less promotional allowances	(230,029)	(217,409)	(12,620)	5.8%

Net revenues	996,278	954,600	41,678	4.4%
Operating expenses:
Casino	161,051	158,019	3,032	1.9%
Gaming taxes	265,527	251,901	13,626	5.4%
Rooms	6,773	7,023	(250)	–3.6%
Food, beverage, pari-mutuel and other	49,542	46,900	2,642	5.6%
Marine and facilities	58,144	57,624	520	0.9%
Marketing and administrative	234,471	234,690	(219)	–0.1%
Corporate and development	29,088	28,455	633	2.2%
Valuation charges	9,000	162,100	(153,100)	N/M
Litigation accrual reversals	—	(9,330)	9,330	N/M
Preopening	—	3,898	(3,898)	N/M
Depreciation and amortization	78,875	80,885	(2,010)	–2.5%

Total operating expenses	$892,471	$1,022,165	(129,694)	–12.7%

        Casino—Casino revenues increased $50.7 million, or 5.0%, in fiscal 2015 compared to fiscal 2014. Excluding a year-over-year revenue increase of $14.8 million at our Nemacolin property which opened in July of fiscal 2014, casino revenues increased across most of our operating properties by $35.9 million or 3.7%. Casino revenues decreased at our Bettendorf and Natchez properties by $1.7 million primarily due to market conditions.

        The majority of our casino revenues are derived from slot machines (representing approximately 90.0% of our casino revenues in each fiscal 2015 and 2014) and, to a lesser extent, table games, which is highly dependent upon the volume and spending limits of customers at our properties.

        Key performance indicators related to casino revenue are slot handle and table game drop (volume indicators) and "win" or "hold" percentage. Slot handle is the gross amount wagered for the period cited. The win or hold percentage is the net amount of gaming wins and losses, with liabilities recognized for accruals related to the anticipated payout of progressive jackpots. Our slot hold percentages have been relatively consistent over the past several years. The introduction of newer slot machines and changes in the denominational mix of our slot product may result in an increase in our slot hold percentage over time. We may also adjust our slot hold percentages to remain competitive within our markets.

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

        Casino operating expenses increased $3.0 million, or 1.9% for fiscal 2015 compared to fiscal 2014. Our increased casino operating expenses are reflective of our overall increase in casino revenues.

        Gaming Taxes—State and local gaming taxes increased $13.6 million, or 5.4%, for fiscal 2015 compared to fiscal 2014 commensurate with a 5.0% increase in casino revenues with consideration to various state gaming tax rates across our casino properties.

        Rooms—Rooms revenue decreased $0.9 million, or 2.7%, in fiscal 2015 compared to fiscal 2014, primarily a result of construction disruption at our Bettendorf property during hotel renovations begun in fiscal 2015.

        Rooms expense decreased $0.3 million, or 3.6%, in fiscal 2015 compared to fiscal 2014, commensurate with the decrease in hotel revenues.

        Food, Beverage, Pari-Mutuel and Other—Food, beverage, pari-mutuel and other revenues increased $4.5 million, or 3.3%, in fiscal 2015 compared to fiscal 2014. Excluding increased year-over-year food, beverage and other revenues of $1.0 million at our Nemacolin property, our food, beverage, pari-mutuel and other revenues increased $3.5 million, or 2.6%.

        Food, Beverage, Pari-Mutuel and Other operating expenses increased $2.6 million, or 5.6%, in fiscal 2015 compared to fiscal 2014. Excluding increased year-over-year, food, beverage and other expenses of $0.2 million at our Nemacolin property, our food, beverage, pari-mutuel and other expenses increased $2.4 million, or 5.2%.

        Promotional Allowances—Promotional allowances increased $12.6 million, or 5.8%, in fiscal 2015 compared to fiscal 2014. Excluding increased year-over-year promotional allowances of $4.6 million at our Nemacolin property, promotional allowances increased $8.0 million, or 3.8%.

        Marine and Facilities—Marine and facilities expenses increased $0.5 million, or 0.9%, for fiscal 2015 compared to fiscal 2014. Excluding increased year-over-year marine and facilities expenses of $0.1 million at our Nemacolin property, marine and facilities expenses increased $0.4 million.

        Marketing and Administrative—Marketing and administrative expenses decreased $0.2 million, or 0.1%, for fiscal 2015 compared to fiscal 2014. Excluding increased year-over-year marketing and administrative expenses of $1.8 million at our Nemacolin property, the $4.1 million of costs incurred to defeat the Colorado referendum and the $1.2 million credit related to the property tax settlement in Waterloo, marketing and administrative expenses decreased $4.9 million, or 2.2%, reflecting changes in our marketing programs as well as savings from cost reduction initiatives.

        Corporate and Development—During fiscal 2015, our corporate and development expenses were $29.1 million compared to $28.5 million for fiscal 2014. Fiscal 2015 includes $2.3 million in severance expenses. Fiscal 2014 includes a gain of $1.0 million from the sale of our corporate aircraft.

        Depreciation and Amortization—Depreciation and amortization expense for fiscal 2015 compared to fiscal 2014 decreased $2.0 million, primarily related certain assets becoming fully depreciated.

  Other Income (Expense), Income Taxes and Discontinued Operations

        Interest expense, interest income, derivative income, income tax benefit (provision) and income from discontinued operations, net of income taxes for the fiscal years 2015 and 2014 are as follows:

	Fiscal Year Ended
(in thousands)	April 26, 2015	April 27, 2014	Variance	Percentage Variance
Interest expense	$(84,131)	$(81,342)	$(2,789)	3.4%
Interest income	369	349	20	5.7%
Loss on early extinguishment of debt	(13,757)	—	(13,757)	NM
Derivative income	—	398	(398)	–100.0%
Income tax (provision) benefit	(1,111)	18,494	(19,605)	NM
Income from discontinued operations, net of income taxes	—	1,980	(1,980)	N/M

        Interest Expense—Interest expense increased $2.8 million, or 3.4%, in fiscal 2015 compared to fiscal 2014. Without the reversal of $7.6 million of interest expense related to litigation included in fiscal 2014, interest expense would have decreased by $4.8 million primarily due to lower average outstanding borrowings under our credit facility.

        Loss on early extinguishment of debt—In April 2015, we purchased $237.8 million of our 7.75% Senior Notes pursuant to a tender offer and recorded a $13.8 million loss on early extinguishment of debt primarily reflecting the tender fees and the non-cash write-off of related deferred financings costs.

Fiscal 2014 Compared to Fiscal 2013

        Revenues and operating expenses for the fiscal years 2014 and 2013 are as follows:

	Fiscal Year Ended
(in thousands)	April 27, 2014	April 28, 2013	Variance	Percentage Variance
Revenues:
Casino	$1,004,255	$967,142	$37,113	3.8%
Rooms	32,449	31,851	598	1.9%
Food, beverage, pari-mutuel and other	135,305	128,319	6,986	5.4%

Gross revenues	1,172,009	1,127,312	44,697	4.0%
Less promotional allowances	(217,409)	(203,907)	(13,502)	6.6%

Net revenues	954,600	923,405	31,195	3.4%
Operating expenses:
Casino	158,019	150,075	7,944	5.3%
Gaming taxes	251,901	238,387	13,514	5.7%
Rooms	7,023	6,654	369	5.5%
Food, beverage, pari-mutuel and other	46,900	43,940	2,960	6.7%
Marine and facilities	57,624	54,509	3,115	5.7%
Marketing and administrative	234,690	226,397	8,293	3.7%
Corporate and development	28,455	33,953	(5,498)	–16.2%
Valuation charges	162,100	50,100	112,000	N/M
Litigation accrual reversals	(9,330)	—	(9,330)	N/M
Preopening	3,898	5,765	(1,867)	N/M
Depreciation and amortization	80,885	71,164	9,721	13.7%

Total operating expenses	$1,022,165	$880,944	141,221	16.0%

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

        Key performance indicators related to casino revenue are slot handle and table game drop (volume indicators) and "win" or "hold" percentage. Slot handle is the gross amount wagered for the period cited. The win or hold percentage is the net amount of gaming wins and losses, with liabilities recognized for accruals related to the anticipated payout of progressive jackpots. Our slot hold percentages have been relatively consistent over the past several years. Given the stability in our slot hold percentages, we have not experienced significant impacts to earnings from fluctuations in slot hold.

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

        Gaming Taxes—State and local gaming taxes increased $13.5 million, or 5.7%, for fiscal 2014 compared to fiscal 2013. Excluding gaming taxes of $7.9 million and $10.7 million at our Cape Girardeau and Nemacolin properties, respectively, during the comparative period for which they were not open during the prior year, gaming taxes decreased $5.1 million, or 2.1%, commensurate with casino revenues.

        Rooms—Rooms revenue increased $0.6 million, or 1.9%, in fiscal 2014 compared to fiscal 2013, primarily a result of construction disruption at our Lake Charles and Black Hawk properties during hotel renovations in fiscal 2013.

        Rooms expense increased $0.4 million, or 5.5%, in fiscal 2014 compared to fiscal 2013.

        Food, Beverage, Pari-Mutuel and Other—Food, beverage, pari-mutuel and other revenues increased $7.0 million, or 5.4%, in fiscal 2014 compared to fiscal 2013. Excluding food, beverage and other revenues of $3.7 million and $3.0 million at our Cape Girardeau and Nemacolin properties, respectively, during the comparative period for which they were not open during the prior year, food, beverage, pari-mutuel and other revenues increased $0.3 million, or 0.2%.

        Food, Beverage, Pari-Mutuel and Other operating expenses increased $3.0 million, or 6.7%, in fiscal 2014 compared to fiscal 2013. Excluding food, beverage and other expenses of $1.2 million and $1.3 million at our Cape Girardeau and Nemacolin properties, respectively, during the comparative period for which they were not open during the prior year, food, beverage, pari-mutuel and other expenses increased $0.5 million, or 1.2%.

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

  Other Income (Expense), Income Taxes and Discontinued Operations

        Interest expense, interest income, derivative income, income tax benefit (provision) and income from discontinued operations, net of income taxes for the fiscal years 2014 and 2013 are as follows:

	Fiscal Year Ended
(in thousands)	April 27, 2014	April 28, 2013	Variance	Percentage Variance
Interest expense	$(81,342)	$(89,446)	$8,104	–9.1%
Interest income	349	502	(153)	–30.5%
Derivative income	398	748	(350)	–46.8%
Income tax (provision) benefit	18,494	(6,732)	25,226	NM
Income from discontinued operations, net of income taxes	1,980	4,898	(2,918)	N/M

        Interest Expense—Interest expense decreased $8.1 million, or 9.1%, in fiscal 2014 compared to fiscal 2013. The decrease is primarily a result of the reversal of $7.4 million in interest expense related to the Greek litigation proceedings and the reversal of $0.2 million in interest expense related to the Silver Land legal proceedings during fiscal 2014.

  Liquidity and Capital Resources

        Cash Flows from Operating Activities—During fiscal 2015, we generated $125.6 million in cash flows from operating activities compared to generating $86.8 million during fiscal 2014. The year-over-year increase in cash flows from operating activities is the result of improved business volumes and working capital changes, including a $7.8 million reduction in our marketable securities.

        Cash Flows used in Investing Activities—During fiscal 2015 we used $41.3 million from investing activities primarily to fund purchases of property and equipment. In fiscal 2014 we generated $6.1 million from investing activities which primarily included proceeds of $49.9 million from the sale of our casino in Davenport, Iowa, offset by $38.1 million of capital expenditures, as well as an additional $7.5 million towards a table gaming license for Nemacolin.

        Significant investing activities during fiscal 2013 included capital expenditures of $153.2 million, including $79.0 million relating to Cape Girardeau and $28.7 million relating to Nemacolin, offset by $33.2 million in net proceeds from the sale of our casino in Biloxi, Mississippi.

        Cash Flows used in Financing Activities—During fiscal 2015, our financing activities utilized $87.7 million primarily to reduce our long-term debt balance by $73.4 million. We also incurred $13.0 million in costs to redeem and issue new long-term debt. Significant debt transactions are summarized as follows:

  •
  On April 14, 2015, we purchased $237.8 million of our 7.75% Senior Notes pursuant to a tender offer.

  •
  Also on April 14, 2015, we issued $150 million of additional 5.875% Senior Notes due 2021, at a price of 102.0%.

  •
  Net borrowings under our Credit Facility increased by $10.3 million.

  •
  Subsequent to our fiscal 2015 year-end, we redeemed the remaining $62.2 million outstanding of our 7.75% Senior Notes with borrowings from our Credit Facility.

        During fiscal 2014, our financing activities primarily consisted of utilizing $91.5 million of cash to reduce borrowings under our Credit Facility.

        Availability of Cash and Additional Capital—At April 26, 2015, we had cash and cash equivalents of $66.4 million and marketable securities of $19.5 million. As of April 26, 2015, we had $75.0 million in outstanding revolving credit borrowings under our senior secured credit facility and our net line of credit availability was approximately $218 million, after consideration of $7.0 million in outstanding letters of credit.

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

        On February 1, 2013, we signed an agreement with Tower Investments, Inc. to manage The Provence, the resort and casino on North Broad Street, Philadelphia, proposed by Tower Entertainment, LLC (the "Tower JV"), if the project was selected by the Pennsylvania Gaming Control Board. The agreement included a commitment for a loan that was secured by a stand-by letter of credit of $25 million, which could only be drawn if the Tower JV was awarded the license. In November 2014, the license was awarded to another applicant and we cancelled the letter of credit. In December 2014 we terminated all of our agreements with Tower Investments, Inc.

        Historically, we have made significant investments in property and equipment and expect that our operations will continue to demand ongoing investments to keep our properties competitive. In fiscal 2016, we expect to construct a land-based casino to replace our riverboat in Bettendorf, Iowa as well as making improvements to our properties including ongoing maintenance capital. We expect to spend approximately $45 million to $50 million on the Bettendorf land-based project, $40 million in maintenance capital and approximately $15 million in other small projects and renovations during fiscal 2016. The timing, completion and amount of additional capital projects will be subject to improvement of economic and local market conditions, cash flows from our continuing operations and borrowing availability under our Credit Facility.

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

        Goodwill and Other Intangible Assets—At April 26, 2015, we had goodwill and other intangible assets of $163.0 million, representing 13.3% of total assets. In accordance with ASC Topic 350, Intangibles—Goodwill and Other, we perform an annual impairment test for goodwill and indefinite-

lived intangible assets as of the first day of the fourth fiscal quarter of each year, or on an interim basis if indicators of impairment exist. Impairment is determined by comparing the estimated fair value of a reporting unit with its respective carrying value. We first assess the qualitative factors to determine whether the existence of events or circumstances leads to a determination that is more likely than not that the fair value of a reporting unit is less than its carrying amount. The qualitative factors include macroeconomic conditions, industry and market conditions, cost factors, overall financial performance, among others. If, after assessing the totality of events or circumstances, we determine it is more likely than not that the fair value of a reporting unit is greater than its carrying amount, then performing the two-step impairment test is not required. However, if we conclude otherwise, we are then required to perform the first step of the two-step quantitative impairment test.

        We must make various assumptions and estimates in performing our impairment testing. The fair value determination includes estimates of future cash flows that are based on reasonable and supportable assumptions which represent our best estimates of the cash flows expected to result from the use of the assets including their eventual disposition and by a market approach based upon valuation multiples for similar companies. Changes in estimates, increases in our cost of capital, reductions in transaction multiples, operating and capital expenditure assumptions or application of alternative assumptions and definitions, could produce significantly different results. Future cash flow estimates are, by their nature, subjective and actual results may differ materially from our estimates. If our ongoing estimates of future cash flows are not met, we may have to record additional impairment charges in future accounting periods. Our estimates of cash flows are based on the current regulatory, social and economic climates, recent operating information and budgets, assumptions regarding the impact of new competitors, and current operating plans of the various properties where we conduct operations. These estimates could be negatively impacted by changes in federal, state or local regulations, economic downturns, internal operating decisions, or other events affecting various forms of travel and access to our properties.

        Based upon our fiscal 2015 annual impairment testing, we recorded no goodwill impairment charges as a result of improved operating cash flows and lower discount rates. We noted that our reporting units with goodwill and/or other long-lived intangibles had fair values which exceeded their carrying values by at least 10%, except for our Vicksburg property, which the fair value of the goodwill exceeded carrying value by approximately 2%. In conjunction with our fiscal 2014 annual impairment testing, we recorded goodwill impairment charges of $133.8 million. These charges consisted of $60.0 million at our Bettendorf property, $24.2 million at our Lake Charles property, $36.0 million at our Lula property, $8.6 million at our Natchez property, and $5.0 million at our Vicksburg property. Our fiscal 2014 impairment charges were a result of deteriorating operating performance and the impact of new and forthcoming competition. Three of our reporting units with fiscal 2014 impairment charges still have goodwill totaling $39.5 million. These reporting units could be subject to future impairment charges to the extent their future casino revenues deteriorate, discount rates or transaction multiples change significantly or we do not achieve our cash flow projections.

        Property and Equipment—At April 26, 2015, we had property and equipment, net of accumulated depreciation of $912.0 million, representing 74.3% of our total assets. We capitalize the cost of property and equipment. Maintenance and repairs that neither materially add to the value of the property or equipment nor appreciably prolong its life are charged to expense as incurred. We depreciate property and equipment on a straight-line basis over their estimated useful lives. The estimated useful lives are based on the nature of the assets as well as our current operating strategy. Future events such as property expansions, new competition, changes in technology and new regulations could result in a change in the manner in which we are using certain assets requiring a change in the estimated useful lives of such assets.

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

        As a result of operating performance and projected future operating results, it was determined that the value of our long-lived assets at our Nemacolin property were impaired. During fiscal 2015, we recorded an impairment charge related to our Nemacolin property's long-lived assets of $9.0 million to reduce the carrying value of our fixed assets to their estimated fair value. During fiscal 2014, we recorded impairment charges related to our Nemacolin and Natchez properties of $26.4 million and $1.9 million, respectively. The impairment charge consisted of $12.2 million recorded to write-off our Nemacolin gaming licenses and $16.1 million to reduce the carrying value of our fixed assets to their estimated fair value.

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

        Income Tax Assets and Liabilities—We account for income taxes in accordance with the guidance in ASC Topic 740, Income Taxes ("ASC Topic 740"). We are subject to income taxes in the United States and in several states in which we operate. We recognize a current tax asset or liability for the estimated taxes refundable or payable based upon application of the enacted tax rates to taxable income in the current year. Additionally, we are required to recognize a deferred tax liability or asset for the estimated future tax effects attributable to temporary differences. Temporary differences occur when differences arise between: (a) the amount of taxable income and pretax financial income for a year and (b) the tax basis of assets or liabilities and their reported amounts in financial statements. Deferred tax assets recognized must be reduced by a valuation allowance for any tax benefits that, in our judgment and based upon available evidence, may not be realizable. At April 26, 2015 we have reduced our deferred tax assets by a valuation allowance of $58.8 million.

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

        Stock Based Compensation—We apply the guidance of ASC Topic 718, Compensation—Stock Compensation ("ASC Topic 718") in accounting for stock compensation. Generally, we are required to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. During fiscal 2013, we granted restricted stock units ("RSUs") that contained market performance conditions which determined the amount of shares to vest, if any. The fair value of these RSUs was determined utilizing a lattice pricing model which considers a range of assumptions including volatility and risk-free interest rates. The estimate of the fair value of the stock options was calculated using the Black-Scholes-Merton option-pricing model. This model requires the use of various assumptions, including the historical volatility of our stock price, the risk free interest rate, estimated expected life of the grants, the estimated dividend yield and estimated rate of forfeitures. Stock based compensation expense is included in the expense category corresponding to the employees' regular compensation in the accompanying consolidated statements of operations.

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

  Contractual Obligations and Commercial Commitments

        The following table provides information as of the end of fiscal 2015, about our contractual obligations and commercial commitments. The table presents contractual obligations by due dates and related contractual commitments by expiration dates (in millions).

	Payments Due by Period
	Total	Less Than 1 Year	1 - 3 Years	4 - 5 Years	After 5 Years
Contractual Obligations
Long-Term Debt(1)	$990.0	$62.3	$75.2	$0.2	$852.3
Estimated interest payments on long-term debt(2)	348.6	63.3	128.4	121.2	35.7
Operating Leases	196.4	11.5	21.8	18.8	144.3
Long-Term Obligations and Other(3)	27.6	16.5	9.8	1.0	0.3
Other Long-Term Obligations	17.6	1.8	3.2	2.2	10.4
Total Contractual Cash Obligations	$1,580.2	$155.4	$238.4	$143.4	$1,043.0

(1)
On April 14, 2015, we tendered $237.8 million of the outstanding $300 million in 7.75% Senior Notes and announced redemption of the remaining $62.2 million. Subsequent to year-end, on May 14, 2015, we completed the redemption utilizing borrowings under our Credit Facility due April 2018.

(2)
Estimated interest payment on long-term debt are based on principal amounts outstanding at our fiscal year end and forecasted LIBOR rates for our senior secured credit facility.

(3)
Long-term obligations and other include future purchase commitments.

Recently Issued Accounting Standards

        In April 2015, the Financial Accounting Standards Board ("FASB") issued Update No. 2015-03, "Interest-Imputation of Interest". This update requires debt issuance costs to be presented as a direct deduction from the carrying amount of the related debt liability. The standard is effective for annual periods ending after December 15, 2015. Early adoption is permitted for financial statements that have not been previously issued. The standard requires application of the new guidance on a retrospective basis, wherein the balance sheet of each individual period presented should be adjusted to reflect the period-specific effects of applying the new guidance. We currently have $19.1 million of deferred financing costs, net of accumulated amortization, as of April 26, 2015 and are currently evaluating the impact of adopting this accounting standard update on our consolidated financial statements and disclosures.

        In June 2014, the FASB issued Update No. 2014-12, "Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could be Achieved after the Requisite Service Period." This update requires awards with a performance target which affects vesting and could be achieved after the requisite service period, be treated as a performance condition and should not be reflected in estimating the grant date fair value of the award. This update is effective for annual periods ending after December 15, 2015. Early adoption is permitted. We are evaluating the potential impact of the update on future grants under its stock-based compensation plans.

        In May 2014, the FASB issued Update No. 2014-09, "Revenue from Contracts with Customers," which converges the FASB's and the International Accounting Standards Board's current standards on revenue recognition. The standard provides companies with a single model to use in accounting for revenue arising from contracts with customers and supersedes current revenue guidance. The proposed effective date for the standard was for annual and interim periods beginning after December 15, 2016. In April 2015, FASB proposed a deferral of the effective date for one year. Early adoption is not permitted. The standard permits companies to either apply the adoption to all periods presented, or apply the requirements in the year of adoption through a cumulative adjustment. We are currently evaluating the impact of adopting this accounting standard update on our consolidated financial statements and disclosures.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Market risk is the risk of loss arising from adverse changes in market rates and prices, including interest rates, foreign currency exchange rates, commodity prices and equity prices. Our primary exposure to market risk is interest rate risk associated with our senior secured credit facility.

        The following table provides information at April 26, 2015 about our financial instruments that are sensitive to changes in interest rates. The table presents principal cash flows and related weighted average interest rates by expected maturity dates.

 Interest Rate Sensitivity
Principal (Notional) Amount by Expected Maturity

Fiscal year (dollars in millions)	2016	2017	2018	2019	2020	Thereafter	Total	Fair Value 4/26/2015
Liabilities
Long-term debt, including current portion
Fixed rate	$62.3	$0.1	$0.1	$0.1	$0.1	$852.3	$915.0	$966.4
Average interest rate	7.13%	7.11%	7.11%	7.11%	7.11%	7.38%
Variable rate	$—	$—	$75.0	$—	$—	$—	$75.0	$73.9
Average interest rate(1)	2.87%	3.61%	4.22%	0.00%	0.00%	0.00%

(1)
Represents the annual average LIBOR from the forward yield curve at April 26, 2015 plus the weighted average margin above LIBOR on all consolidated variable rate debt.

        As of April 26, 2015, our senior secured credit facility consisted of a revolving line of credit with variable rate interest based on LIBOR. The following table depicts the estimated impact on our annual interest expense for the relative changes in interest rate based upon current debt levels:

Increase to variable rate	Increase/(decrease) (in millions)
1%	$0.8
2%	1.5
3%	2.3
4%	3.0
5%	3.8

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The following consolidated financial statements are included in this report:

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Isle of Capri Casinos, Inc.

        We have audited Isle of Capri Casinos, Inc.'s internal control over financial reporting as of April 26, 2015, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Isle of Capri Casinos, Inc.'s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

        In our opinion, Isle of Capri Casinos, Inc. maintained, in all material respects, effective internal control over financial reporting as of April 26, 2015, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Isle of Capri Casinos, Inc. as of April 26, 2015 and April 27, 2014, and the related consolidated statements of operations, comprehensive income (loss), stockholders' equity, and cash flows for the fiscal years ended April 26, 2015, April 27, 2014, and April 28, 2013, and our report dated June 17, 2015, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

St. Louis, Missouri
June 17, 2015

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Isle of Capri Casinos, Inc.

        We have audited the accompanying consolidated balance sheets of Isle of Capri Casinos, Inc. (the Company) as of April 26, 2015 and April 27, 2014, and the related consolidated statements of operations, comprehensive income (loss), stockholders' equity, and cash flows for the fiscal years ended April 26, 2015, April 27, 2014, and April 28, 2013. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Isle of Capri Casinos, Inc. at April 26, 2015 and April 27, 2014, and the consolidated results of its operations and its cash flows for the years ended April 26, 2015, April 27, 2014, and April 28, 2013, in conformity with U.S. generally accepted accounting principles.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Isle of Capri Casinos, Inc's internal control over financial reporting as of April 26, 2015, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission "(2013 framework)" and our report dated June 17, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

St. Louis, Missouri
June 17, 2015

ISLE OF CAPRI CASINOS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	April 26, 2015	April 27, 2014
ASSETS
Current assets:
Cash and cash equivalents	$66,437	$69,830
Marketable securities	19,517	27,289
Accounts receivable, net of allowance for doubtful accounts of $1,595 and $2,120, respectively	11,171	12,615
Inventory	6,647	6,273
Income taxes receivable	—	73
Deferred income taxes	4,626	4,106
Prepaid expenses and other assets	11,274	12,253

Total current assets	119,672	132,439
Property and equipment, net	912,036	955,604
Other assets:
Goodwill	108,970	108,970
Other intangible assets, net	54,073	54,911
Deferred financing costs, net	19,075	23,439
Restricted cash and investments	9,193	9,807
Prepaid deposits and other	4,743	4,904

Total assets	$1,227,762	$1,290,074

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current maturities of long-term debt	$170	$230
Accounts payable	19,690	20,869
Accrued liabilities:
Payroll and related	43,371	34,700
Property and other taxes	20,456	20,360
Income tax payable	125	—
Interest	15,350	16,920
Progressive jackpots and slot club awards	16,123	16,306
Other	18,326	18,478

Total current liabilities	133,611	127,863
Long-term debt, less current maturities	992,712	1,066,071
Deferred income taxes	37,334	35,870
Other accrued liabilities	18,432	18,495
Other long-term liabilities	22,211	22,391
Stockholders' equity:
Preferred stock, $.01 par value; 2,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value; 60,000,000 shares authorized; shares issued: 42,066,148 at April 26, 2015 and April 27, 2014	421	421
Class B common stock, $.01 par value; 3,000,000 shares authorized; none issued	—	—
Additional paid-in capital	241,899	247,819
Retained earnings (deficit)	(199,072)	(201,913)

	43,248	46,327
Treasury stock, 1,568,875 shares at April 26, 2015 and 2,236,971 shares at April 27, 2014	(19,786)	(26,943)

Total stockholders' equity	23,462	19,384

Total liabilities and stockholders' equity	$1,227,762	$1,290,074

See accompanying notes to consolidated financial statements.

ISLE OF CAPRI CASINOS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share amounts)

	Fiscal Year Ended
	April 26, 2015	April 27, 2014	April 28, 2013
Revenues:
Casino	$1,054,926	$1,004,255	$967,142
Rooms	31,565	32,449	31,851
Food, beverage, pari-mutuel and other	139,816	135,305	128,319

Gross revenues	1,226,307	1,172,009	1,127,312
Less promotional allowances	(230,029)	(217,409)	(203,907)

Net revenues	996,278	954,600	923,405
Operating expenses:
Casino	161,051	158,019	150,075
Gaming taxes	265,527	251,901	238,387
Rooms	6,773	7,023	6,654
Food, beverage, pari-mutuel and other	49,542	46,900	43,940
Marine and facilities	58,144	57,624	54,509
Marketing and administrative	234,471	234,690	226,397
Corporate and development	29,088	28,455	33,953
Valuation charges	9,000	162,100	50,100
Litigation accrual reversals	—	(9,330)	—
Preopening expense	—	3,898	5,765
Depreciation and amortization	78,875	80,885	71,164

Total operating expenses	892,471	1,022,165	880,944

Operating income (loss)	103,807	(67,565)	42,461
Interest expense	(84,131)	(81,342)	(89,446)
Interest income	369	349	502
Loss on early extinguishment of debt	(13,757)	—	—
Derivative income	—	398	748

Income (loss) from continuing operations before income taxes	6,288	(148,160)	(45,735)
Income tax (provision) benefit	(1,111)	18,494	(6,732)

Income (loss) from continuing operations	5,177	(129,666)	(52,467)
Income from discontinued operations, including loss on sale, net of income tax provision of $0, ($1,226), and $0 for the fiscal years ended 2015, 2014 and 2013, respectively	—	1,980	4,898

Net income (loss) attributable to common stockholders	$5,177	$(127,686)	$(47,569)

Earnings (loss) per common share attributable to common stockholders—basic:
Income (loss) from continuing operations	$0.13	$(3.26)	$(1.33)
Income from discontinued operations including gain on sale, net of income taxes	—	0.05	0.12

Net income (loss) attributable to common stockholders	$0.13	$(3.21)	$(1.21)

Earnings (loss) per common share attributable to common stockholders—diluted
Income (loss) from continuing operations	$0.13	$(3.26)	$(1.33)
Income from discontinued operations including gain on sale, net of income taxes	—	0.05	0.12

Net income (loss) attributable common stockholders	$0.13	$(3.21)	$(1.21)

Weighted average basic shares	39,955,735	39,731,766	39,340,325
Weighted average diluted shares	40,320,267	39,731,766	39,340,325

See accompanying notes to consolidated financial statements.

ISLE OF CAPRI CASINOS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Fiscal Year Ended
	April 26, 2015	April 27, 2014	April 28, 2013
Net income (loss)	$5,177	$(127,686)	$(47,569)
Other comprehensive income, net of tax:
Deferred hedge adjustment, net of income tax provision of $149 and $357 for 2014 and 2013, respectively	—	247	594
Unrealized gain on interest rate cap contracts, net of income tax provision of $8 for 2013	—	—	14

Other comprehensive income	—	247	608

Comprehensive income (loss)	$5,177	$(127,439)	$(46,961)

See accompanying notes to the consolidated financial statements.

ISLE OF CAPRI CASINOS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(In thousands, except share amounts)

	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Accum. Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders' Equity
Balance, April 29, 2012	42,066,148	421	247,855	(26,658)	(855)	(37,143)	183,620
Net loss	—	—	—	(47,569)	—	—	(47,569)
Other comprehensive income, net of tax	—	—	—	—	608	—	608
Exercise of stock options	—	—	(536)	—	—	1,204	668
Issuance of restricted stock, net of forfeitures	—	—	(6,188)	—	—	6,188	—
Reduction of tax benefit from vested and exercised stock based compensation	—	—	(10)	—	—	—	(10)
Stock compensation expense	—	—	5,093	—	—	—	5,093

Balance, April 28, 2013	42,066,148	421	246,214	(74,227)	(247)	(29,751)	142,410
Net loss	—	—	—	(127,686)	—	—	(127,686)
Other comprehensive income, net of tax	—	—	—	—	247	—	247
Issuance of restricted stock, net of forfeitures	—	—	(2,808)	—	—	2,808	—
Stock compensation expense	—	—	4,413	—	—	—	4,413

Balance, April 27, 2014	42,066,148	421	247,819	(201,913)	—	(26,943)	19,384
Net income	—	—	—	5,177	—	—	5,177
Other comprehensive income, net of tax	—	—	—	—	—	—	—
Exercise of stock options	—	—	(47)	—	—	121	74
Issuance of restricted stock, net of forfeitures	—	—	(2,392)	—	—	2,392	—
Issuance of stock under compensation plans	—	—	(6,894)	(2,336)	—	4,644	(4,586)
Stock compensation expense	—	—	3,413	—	—	—	3,413

Balance, April 26, 2015	42,066,148	$421	$241,899	$(199,072)	$—	$(19,786)	$23,462

See accompanying notes to consolidated financial statements.

ISLE OF CAPRI CASINOS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Fiscal Year Ended
	April 26, 2015	April 27, 2014	April 28, 2013
Operating activities:
Net income (loss)	$5,177	$(127,686)	$(47,569)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	78,875	82,245	73,419
Amortization and write-off of deferred financing costs	4,700	4,464	7,461
Amortization of debt discount (premium), net	344	242	220
Loss on early extinguishment of debt	13,757	—	—
Litigation accrual reversals	—	(16,953)	—
Valuation charges	9,000	162,100	51,600
Deferred income taxes	943	(9,913)	5,728
Stock compensation expense	3,413	4,413	5,093
Gain on derivative instruments	—	(398)	(748)
Loss (gain) on disposal of assets	102	(535)	32
Changes in operating assets and liabilities:
Marketable securites	7,772	(1,769)	(578)
Accounts receivable	1,444	(1,537)	(3,567)
Income taxes payable/receivable	198	4,716	(2,628)
Insurance receivable	—	—	7,497
Prepaid expenses and other assets	1,041	4,120	(109)
Accounts payable and accrued liabilities	(1,198)	(16,760)	20,191

Net cash provided by operating activities	125,568	86,749	116,042

Investing activities:
Purchase of property and equipment	(41,686)	(38,149)	(153,245)
Proceeds from asset sales	73	49,881	33,253
Payments towards gaming license	—	(7,500)	(5,000)
Restricted cash and investments	340	1,879	1,543

Net cash (used in) provided by investing activities	(41,273)	6,111	(123,449)

Financing activities:
Proceeds from long-term debt borrowings	153,000	—	700,000
Net borrowings (repayments) on line of credit	10,300	(90,200)	154,900
Principal repayments on long-term debt	(238,061)	(626)	(852,667)
Premiums payments on retirement of long-term debt	(10,465)	—	—
Payment of deferred financing costs	(2,536)	(673)	(21,486)
Proceeds from exercise of stock options	74	—	668

Net cash used in financing activities	(87,688)	(91,499)	(18,585)

Net decrease (increase) in cash and cash equivalents	(3,393)	1,361	(25,992)
Cash and cash equivalents at beginning of year	69,830	68,469	94,461

Cash and cash equivalents at end of year	$66,437	$69,830	$68,469

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

        Fiscal Year-End—Our fiscal year ends on the last Sunday in April. Periodically, this system necessitates a 53-week year. Fiscal years 2015, 2014 and 2013 were 52-week years, which commenced on April 28, 2014, April 29, 2013 and April 30, 2012, respectively.

        Reclassifications—Certain reclassifications of prior year presentations have been made to conform to the fiscal 2015 presentation.

        Use of Estimates—The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

        Cash and Cash Equivalents—We consider all highly liquid investments purchased with an original maturity of three months or less as cash equivalents. Cash also includes the minimum operating cash balances required by state regulatory bodies, which totaled $25,099 and $23,139 at April 26, 2015 and April 27, 2014, respectively.

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

        Capitalized Interest—The interest cost associated with major development and construction projects is capitalized and included in the cost of the project. When no debt is incurred specifically for a project, interest is capitalized on amounts expended on the project using the weighted-average cost of our borrowings. Capitalization of interest ceases when the project is substantially complete or development activity is suspended. Capitalized interest was $23, $185 and $2,647 for fiscal years 2015, 2014 and 2013, respectively.

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

        Goodwill and Other Intangible Assets—Goodwill represents the excess of cost over the net identifiable tangible and intangible assets of acquired businesses and is stated at cost, net of impairments, if any. Other intangible assets include values attributable to acquired gaming licenses, customer lists, and trademarks. ASC Topic 350, Intangibles—Goodwill and Other ("ASC 350") requires

ISLE OF CAPRI CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(amounts in thousands, except share and per share amounts)

2. Summary of Significant Accounting Policies (Continued)

these assets be reviewed for impairment at least annually or on an interim basis if indicators of impairment exist. We perform our annual impairment test as of the first day of the fourth fiscal quarter. We first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of an indefinite-lived intangible or reporting unit is less than it carrying amount. If, after assessing the totality of events or circumstances, we determine it is more likely than not that the fair value of an indefinite-lived intangible or reporting unit is greater than its carrying amount, then performing further testing is not required. However, if we conclude otherwise, we are required to perform the first step of a two-step quantitative impairment test using; 1) a discounted cash flow analysis based on forecasted future results discounted at the weighted average cost of capital and, 2) by using a market approach based upon public trading and recent transaction valuation multiples for similar companies. Intangible assets with indefinite lives not subject to amortization are reviewed by comparing the fair value of the recoded assets to their carrying amount. We review, at least annually, the continued use of an indefinite useful life. If these intangible assets are determined to have a finite useful life, they are amortized over their estimated remaining useful lives.

        Deferred Financing Costs—The costs of issuing long-term debt are capitalized and amortized using the effective interest method over the term of the related debt.

        Self-Insurance—We are self-funded up to a maximum amount per claim for employee-related health care benefits, workers' compensation and general liabilities. Claims in excess of this maximum are fully insured through stop-loss insurance policies. We accrue for workers' compensation and general liabilities on a discounted basis based on claims filed and estimates of claims incurred but not reported. The estimates have been discounted at 0.9% and 1.1% at April 26, 2015 and April 27, 2014, respectively, or a discount of $618 and $796, respectively. We utilize independent consultants to assist management in its determination of estimated insurance liabilities. As of April 26, 2015 and April 27, 2014, we have accrued $15,281 and $16,011, respectively, for employee-related health care and workers' compensation which are included in accrued liabilities—payroll in the accompanying consolidated balance sheets, and we have accrued $10,972 and $11,774, respectively, for general liability claims which are included in accrued liabilities—other in the accompanying consolidated balance sheets. While the total cost of claims incurred depends on future developments, in management's opinion, recorded reserves are adequate to cover future claims payments.

        Revenue Recognition—In accordance with gaming industry practice, we recognize casino revenues as the net win from gaming activities. Casino revenues are net of accruals for anticipated payouts of progressive slot and table game jackpots. Revenues from rooms, food, beverage, entertainment and the gift shops are recognized at the time the related service or sale is performed or realized.

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

	Fiscal Year Ended
	April 26, 2015	April 27, 2014	April 28, 2013
Rooms	$9,397	$8,956	$8,979
Food and beverage	68,825	65,287	60,557
Other	527	519	602

Total cost of complimentary services	$78,749	$74,762	$70,138

        Players Club Awards—We provide patrons with rewards based on the amounts wagered on casino games. A liability has been established based on the estimated value of these outstanding rewards, considering the age of the points and prior redemption history.

        Advertising—Advertising costs are expensed the first time the related advertisement appears. Total advertising costs from continuing operations were $34,918, $35,480, and $32,668 in fiscal years 2015, 2014 and 2013, respectively.

        Operating Leases—We recognize rent expense for each lease on the straight-line basis, aggregating all future minimum rent payments including any predetermined fixed escalations of the minimum rentals. Our liabilities include the aggregate difference between rent expense recorded on the straight-line basis and amounts paid under the leases.

        Development Costs—We pursue development opportunities for new gaming facilities in an ongoing effort to expand our business. In accordance with ASC Topic 720, Other Expenses ("ASC 720"), costs related to projects in the development stage are recorded as a development expense, except for those costs capitalized in accordance with the guidance of ASC 720. Previously capitalized development costs are expensed when the development is deemed less than probable. Total development costs expensed from continuing operations were recorded in the consolidated statements of operations in corporate and development expenses.

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

  Recently Announced Accounting Standards—

        In April 2015, the Financial Accounting Standards Board ("FASB") issued Update No. 2015-03, "Interest-Imputation of Interest". This update requires debt issuance costs to be presented as a direct deduction from the carrying amount of the related debt liability. The standard is effective for annual periods ending after December 15, 2015. Early adoption is permitted for financial statements that have not been previously issued. The standard requires application of the new guidance on a retrospective basis, wherein the balance sheet of each individual period presented should be adjusted to reflect the period-specific effects of applying the new guidance. We currently have $19,075 of deferred financing costs, net of accumulated amortization, as of April 26, 2015, and are evaluating the impact of adopting this accounting standard update on our consolidated financial statements and disclosures.

        In June 2014, the FASB issued Update No. 2014-12, "Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could be Achieved after the Requisite Service Period." This update requires awards with a performance target which affects vesting and could be achieved after the requisite service period, be treated as a performance condition and should not be reflected in estimating the grant date fair value of the award. This update is effective for annual periods ending after December 15, 2015. Early adoption is permitted. We are evaluating the potential impact of the update on future grants under its stock-based compensation plans.

        In May 2014, the FASB issued Update No. 2014-09, "Revenue from Contracts with Customers," which converges the FASB's and the International Accounting Standards Board's current standards on revenue recognition. The standard provides companies with a single model to use in accounting for revenue arising from contracts with customers and supersedes current revenue guidance. The proposed effective date for the standard was for annual and interim periods beginning after December 15, 2016. In April 2105, FASB proposed a deferral of the effective date for one year. Early adoption is not permitted. The standard permits companies to either apply the adoption to all periods presented, or

ISLE OF CAPRI CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(amounts in thousands, except share and per share amounts)

2. Summary of Significant Accounting Policies (Continued)

apply the requirements in the year of adoption through a cumulative adjustment. We are currently evaluating the impact of adopting this accounting standard update on our consolidated financial statements and disclosures.

3. Discontinued Operations

        The results of our discontinued operations are summarized as follows:

	Discontinued Operations Fiscal Year Ended
	April 27, 2014	April 28, 2013
Net revenues	$29,158	$77,901
Valuation charges	—	(1,500)
Pretax income from discontinued operations	3,206	4,898
Income tax provision from discontinued operations	(1,226)	—
Income from discontinued operations	1,980	4,898

        Interest expense of $6 and $15 for the fiscal years 2014 and 2013, respectively, and interest income of $0 and $2 for fiscal years 2014 and 2013, respectively, has been allocated to discontinued operations. The interest expense is related to third-party debt at the respective entity.

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

        Biloxi, Mississippi—We completed the sale of our Biloxi property in fiscal 2012. During fiscal 2013, we recorded a $1,500 charge reflecting a credit against the purchase price to satisfy our obligation to repair the property after Hurricane Isaac, as required by the purchase agreement.

ISLE OF CAPRI CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(amounts in thousands, except share and per share amounts)

4. Property and Equipment, Net

        Property and equipment, net consists of the following:

	April 26, 2015	April 27, 2014
Property and equipment:
Land and land improvements	$195,808	$195,478
Leasehold improvements	145,402	144,667
Buildings and improvements	716,427	715,976
Riverboats and floating pavilions	104,980	102,839
Furniture, fixtures and equipment	521,727	523,646
Construction in progress	12,221	6,576

Total property and equipment	1,696,565	1,689,182
Less accumulated depreciation and amortization	(784,529)	(733,578)

Property and equipment, net	$912,036	$955,604

        We recorded depreciation expense of $78,037, $79,700 and $70,326 for our continuing operations for the fiscal years ended 2015, 2014, and 2013, respectively.

5. Goodwill and Other Intangible Assets

        A roll forward of goodwill is as follows:

Balance, April 28, 2013	$280,803
Davenport sale	(38,008)
Impairment charge	(133,825)

Balance, April 27, 2014 and April 26, 2015	$108,970

        Goodwill includes accumulated impairment losses of $213,125.

ISLE OF CAPRI CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(amounts in thousands, except share and per share amounts)

5. Goodwill and Other Intangible Assets (Continued)

        Other intangible assets consist of the following:

	April 26, 2015				April 27, 2014
	Historical Cost	Accumulated Amortization	Accumulated Impairment	Net Carrying Amount	Historical Cost	Accumulated Amortization	Impairment Charge	Net Carrying Amount
Indefinite-lived assets
Gaming licenses	$44,342	$—	$—	$44,342	$44,342	$—	$—	$44,342
Trademarks	7,149	—	—	7,149	7,149	—	—	7,149
Intangible assets—subject to amortization
Gaming licenses	12,500	(347)	(12,153)	—	12,500	(347)	(12,153)	—
Customer relationships	6,700	(4,118)	—	2,582	6,700	(3,280)	—	3,420
Customer lists	15,393	(15,393)	—	—	15,393	(15,393)	—	—
Tradename	544	(544)	—	—	544	(544)	—	—

Total	$86,628	$(20,402)	$(12,153)	$54,073	$86,628	$(19,564)	$(12,153)	$54,911

        Our indefinite-lived intangible assets consist primarily of gaming licenses and trademarks for which it is reasonably assured that we will continue to renew indefinitely. Our other finite-lived intangible assets consist of customer relationships amortized over 8 years, customer lists amortized over 2 to 4 years, and a trade name amortized over 1.5 years. The weighted average remaining life of our customer relationships is approximately 3.1 years.

        We recorded amortization expense of $838, $1,185, and $838, for our intangible assets subject to amortization related to our continuing operations for the fiscal years ended 2015, 2014, and 2013, respectively.

        Future amortization expense of our amortizable intangible assets is as follows:

2016	838
2017	838
2018	838
2019	68
Thereafter	—

Total	$2,582

ISLE OF CAPRI CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(amounts in thousands, except share and per share amounts)

6. Valuation Charges

        We recorded valuation charges as follows:

	Fiscal Year Ended
	April 26, 2015	April 27, 2014	April 28, 2013
Property and equipment, net impairment charges	$9,000	$16,122	$—
Intangible asset impairment charge	—	12,153	—
Goodwill impairment charges:
Bettendorf	—	60,000	—
Lake Charles	—	24,238	—
Lula	—	36,000	34,100
Natchez	—	8,587	16,000
Vicksburg	—	5,000	—

Total goodwill impairment charges	—	133,825	50,100

Total impairment valuation charges	$9,000	$162,100	$50,100

        Other Long-Lived Assets—During fiscal 2015, we recorded impairment charges related to our Nemacolin property and equipment, net of $9,000 as a result of our impairment testing under ASC 360. The fair value used in our determination of the impairment charge considered market valuation and was the result of our current and future expected cash flows at the property.

        During fiscal 2014, we recorded impairment charges related to property and equipment, net of $14,200 and $1,922 at our Nemacolin and Natchez properties, respectively and $12,153 related to intangible assets at our Nemacolin property as a result of our impairment testing under ASC 360. The fair values used in our determination of the impairment charges considered the cost replacement value of the assets adjusted for an associated risk premium or economic obsolescence, and a market based valuation multiple method. The impairments were the result of our current and future expected cash flows at our properties.

        Goodwill—Our goodwill impairment charges were a result of expected decreases in future cash flows as a result of unfavorable economic conditions and the impact of changes by our competitors. Competitive changes included a proposed land-based casino replacing an existing riverboat casino competing with our Bettendorf property, new casinos competing with our Lake Charles and Natchez properties and expansions by casinos competing with our Lula property.

        The fair values used in our determination of the goodwill impairment charges considered discounted cash flows and market based multiple valuation methods.

ISLE OF CAPRI CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(amounts in thousands, except share and per share amounts)

6. Valuation Charges (Continued)

        The remaining goodwill balance by property as of April 26, 2015 is as follows:

April 26, 2015
Bettendorf	$5,713
Black Hawk	30,533
Boonville	2,599
Kansas City	7,182
Lula	6,581
Marquette	29,195
Vicksburg	27,167

Total	$108,970

7. Long-Term Debt

        Long-term debt consists of the following:

	April 26, 2015	April 27, 2014
Senior Secured Credit Facility:
Revolving line of credit, expires April 19, 2018, interest payable at least quarterly at either LIBOR and/or prime plus a margin	$75,000	$64,700
5.875% Senior Notes, interest payable semi-annually March 15 and September 15, net	502,987	350,000
7.75% Senior Notes, interest payable semi-annually March 15 and September 15, net	62,012	298,488
8.875% Senior Subordinated Notes, interest payable semi-annually June 15 and December 15	350,000	350,000
Other	2,883	3,113

	992,882	1,066,301
Less current maturities	170	230

Long-term debt	$992,712	$1,066,071

        Senior Secured Credit Facility, as amended and restated—Our Senior Secured Credit Facility as amended and restated ("Credit Facility") consists of a $300,000 revolving line of credit. The Credit Facility is secured on a first priority basis by substantially all of our assets and guaranteed by all of our restricted subsidiaries.

        Our net revolving line of credit availability at April 26, 2015, as limited by our outstanding borrowings, was approximately $218,000, after consideration of $7,000 in outstanding letters of credit. We have an annual commitment fee related to the unused portion of the Credit Facility of up to 0.55% which is included in interest expense in the accompanying consolidated statements of operations. The weighted average effective interest rates of the Credit Facility for fiscal years 2015 and 2014 were 3.54% and 3.95%, respectively.

ISLE OF CAPRI CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(amounts in thousands, except share and per share amounts)

7. Long-Term Debt (Continued)

        The Credit Facility includes a number of affirmative and negative covenants, as well as certain financial covenants including maintenance of a total leverage ratio, senior secured leverage ratio and minimum interest coverage ratio. The Credit Facility also restricts our ability to make certain investments or distributions. We were in compliance with the covenants as of April 26, 2015.

        In fiscal 2015, we amended our Credit Facility to revise the definition of consolidated EBITDA to exclude the costs associated with the Colorado Referendum and certain severance expenses related to the corporate restructuring.

        In fiscal 2014, we amended our Credit Facility to modify our maximum allowed leverage and minimum interest coverage ratio covenants. This was accounted for in accordance with ASC 470-50, Debt Modifications and Extinguishments and we capitalized new deferred financing costs of $673.

        In fiscal 2013, we amended our Credit Facility and incurred non-cash charges, included in the statement of operations for the year ended April 28, 2013, of $2,236 related to the write-off of certain unamortized deferred financing costs. In addition, we capitalized new deferred financing costs of $6,288.

        5.875% Senior Notes—In March 2013, we issued $350,000 of 5.875% Senior Notes due 2021 ("5.875% Senior Notes"). The net proceeds were used to repay term loan borrowings under our Credit Facility. On April 14, 2015, we issued an additional $150,000 of 5.875% Senior Notes at a price of 102.0%, which have the same terms and are treated as the same class as the outstanding 5.875% Senior Notes (the "April 2015 issuance"), except that the April 2015 issuance is subject to transfer restrictions until we consummate the registered exchange offer. After deducting underwriting fees, the net proceeds of $151,500 from the April 2015 issuance were used to purchase a portion of the 7.75% Senior Notes validly tendered pursuant to the Tender Offer (as defined below). As a result of these issuances, we capitalized deferred financing costs of $2,536 in fiscal 2015 and $7,060 in fiscal 2013.

        The 5.875% Senior Notes are guaranteed, on a joint and several basis, by substantially all of our significant subsidiaries and certain other subsidiaries as described in Note 17. All of the guarantor subsidiaries are wholly owned by us. The 5.875% Senior Notes are general unsecured obligations and rank junior to all of our senior secured indebtedness and senior to our senior subordinated indebtedness. The 5.875% Senior Notes are redeemable, in whole or in part, at our option at any time on or after March 15, 2016, with call premiums as defined in the indenture governing the 5.875% Senior Notes.

        As required by the terms of a registration rights agreement related to the 5.875% Senior Notes issued in the April 2015 issuance, we filed a registration statement for an exchange offer of the April 2015 issuance of the 5.875% Senior Notes with the Securities and Exchange Commission on May 4, 2015, which was declared effective May 21, 2015. The exchange offer is expected to expire on June 22, 2015.

        7.75% Senior Notes—In March 2011, we issued $300,000 of 7.75% Senior Notes due 2019 at a price of 99.264% ("7.75% Senior Notes"). On April 7, 2015, we launched a cash tender offer for any and all of our outstanding 7.75% Senior Notes (the "Tender Offer"). The Tender Offer expired on April 13, 2015. We accepted for purchase $237,832 of the outstanding 7.75% Senior Notes validly tendered pursuant to the Tender Offer and we funded the payments utilizing the net proceeds from the

ISLE OF CAPRI CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(amounts in thousands, except share and per share amounts)

7. Long-Term Debt (Continued)

5.875% Senior Notes April 2015 issuance, additional borrowings under our Credit Facility and cash on hand. The aggregate amount paid of approximately $250,000, included tender offer consideration of $1.043 per $1.000 principal amount tendered, as well as accrued and unpaid interest on the 7.75% Senior Notes. As a result of the completed Tender Offer, we incurred expenses related to the write-off of deferred financing costs and the discount, tender fees and other related costs of $13,757, recorded as a loss on early extinguishment of debt in the consolidated statement of operations.

        On April 14, 2015 we issued an irrevocable notice of redemption of the remaining $62,168 of outstanding 7.75% Senior Notes at a redemption price of 103.875% of the principal amount, plus accrued and unpaid interest at the redemption date in accordance with the terms of the indenture governing the 7.75% Senior Notes. On May 14, 2015, we completed the redemption for approximately $65,000, utilizing additional borrowings under our Credit Facility and cash on hand.

        As of April 26, 2015, the 7.75% Senior Notes are guaranteed, on a joint and several basis, by substantially all of our significant subsidiaries and certain other subsidiaries as described in Note 17. All of the guarantor subsidiaries are wholly owned by us. The 7.75% Senior Notes are general unsecured obligations and rank junior to all of our senior secured indebtedness and senior to our senior subordinated indebtedness.

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

        The 8.875% Senior Subordinated Notes are guaranteed, on a joint and several basis, by substantially all of our significant subsidiaries and certain other subsidiaries as described in Note 17. All of the guarantor subsidiaries are wholly owned by us. The 8.875% Senior Subordinated Notes are general unsecured obligations and rank junior to all of our senior indebtedness. The 8.875% Senior Subordinated Notes are redeemable, in whole or in part, at our option at any time on or after June 15, 2016, with call premiums as defined in the indenture governing the 8.875% Senior Subordinated Notes.

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

ISLE OF CAPRI CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(amounts in thousands, except share and per share amounts)

7. Long-Term Debt (Continued)

        Future Principal Payments of Long-term Debt—The aggregate principal payments due on long-term debt as of April 26, 2015 over the next five years and thereafter, are as follows:

Fiscal Years Ending:
2016	$170
2017	112
2018	137,284
2019	94
2020	102
Thereafter	852,289

990,051
Debt premium and discount, net	2,831

$992,882

8. Other Long-Term Obligations

        Nemacolin Woodlands Resort—We entered into agreements with Nemacolin Woodland Resort ("Resort") in Pennsylvania to construct and manage a casino, which we opened in July 2013. Under terms of the agreements, the Resort has provided land, land improvements and a building for the casino property. The Company was deemed, for accounting purposes only, to be the owner of these assets provided by the Resort during the construction and casino operating periods due to our continuing involvement. Therefore, we are accounting for the transaction using the direct financing method. As of April 26, 2015, in accordance with ASC 840, we have recorded property and equipment, net of accumulated depreciation, of $5,904, and a liability of $6,100 in other long-term obligations related to the agreement.

        The other long-term obligations will be reflected in our consolidated balance sheets until completion of the management agreement, at which time the related fixed assets, net of accumulated depreciation, will be removed from our consolidated financial statements and the net remaining obligation over the net carrying value of the associated fixed asset will be recognized as a gain (loss) on the sale of the facility.

        Quad-Cities Waterfront Convention Center—We entered into agreements with the City of Bettendorf, Iowa under which the City constructed a convention center which opened in January 2009, adjacent to our hotel. We lease, manage, and provide financial and operating support for the convention center. The Company was deemed, for accounting purposes only, to be the owner of the convention center during the construction period. Upon completion of the convention center we were precluded from accounting for the transaction as a sale and leaseback due to our continuing involvement. Therefore, we are accounting for the transaction using the direct financing method. As of April 26, 2015, we have recorded in other long-term obligations $16,111 related to our liability under ASC 840 related to the convention center. Under the terms of our agreements for the convention center, we have guaranteed certain obligations related to notes issued by the City of Bettendorf, Iowa for the convention center.

ISLE OF CAPRI CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(amounts in thousands, except share and per share amounts)

8. Other Long-Term Obligations (Continued)

        Subsequent Event—On May 4, 2015, we made a payment of approximately $9,400 related to the notes issued by the City per the terms of our agreement with borrowings from our Credit Facility. With this prepayment, we have fulfilled our financial obligation related to the Convention Center and have no future payments under this long-term obligation. The remaining balance of the long-term obligation will remain on our consolidated balance sheet until completion of the lease agreement, at which time the related fixed assets, net of accumulated depreciation, and the net remaining obligation over the net carrying value of the associated fixed assets will be recognized as a gain on sale of the facility.

9. Income Taxes

        Income tax (provision) benefit from continuing operations consists of the following:

	Fiscal Year Ended
	April 26, 2015	April 27, 2014	April 28, 2013
Current:
Federal	$—	$—	$—
State	(167)	7,352	(1,005)

	(167)	7,352	(1,005)
Deferred:
Federal	(3,219)	10,116	(3,888)
State	2,275	1,026	(1,839)

	(944)	11,142	(5,727)

Income tax (provision) benefit	$(1,111)	$18,494	$(6,732)

ISLE OF CAPRI CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(amounts in thousands, except share and per share amounts)

9. Income Taxes (Continued)

        A reconciliation of income taxes from continuing operations at the statutory corporate federal tax rate of 35% to the income tax (provision) benefit reported in the accompanying consolidated statements of operations is as follows:

	Fiscal Year Ended
	April 26, 2015	April 27, 2014	April 28, 2013
Statutory tax (provision) benefit	$(2,201)	$51,856	$16,007
Effects of :
State taxes	3,589	10,396	(459)
Reduction of unrecognized tax benefits	—	5,010	—
Other
Lobbying & Referendum costs	(2,018)	(607)	(752)
Employment tax credits	959	1,112	665
Fines & Penalties	(18)	(26)	(204)
Meals & Entertainment	(48)	(62)	(72)
Various permanent differences	(15)	(16)	(52)
Interest	—	(446)	(161)
Goodwill impairment	—	(45,088)	(17,535)
Valuation allowance	(919)	(2,668)	(3,985)
Expiration of stock awards	(611)	—	—
Other	171	(967)	(184)

Income tax (provision) benefit	$(1,111)	$18,494	$(6,732)

ISLE OF CAPRI CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(amounts in thousands, except share and per share amounts)

9. Income Taxes (Continued)

        Significant components of our domestic net deferred income tax asset (liability) are as follows:

	Fiscal Year Ended
	April 26, 2015	April 27, 2014
Deferred tax liabilities:
Property and equipment	$(37,421)	$(46,867)
Goodwill and intangibles	(21,527)	(16,810)
Gain on early extinguishment of debt	(14,613)	(19,673)
Other	(347)	64

Total deferred tax liabilities	(73,908)	(83,286)

Deferred tax assets:
Net operating losses	62,672	72,878
Employment tax credits	22,378	22,043
Accrued expenses	8,383	8,415
Alternative minimum tax credit	2,481	1,338
Other	4,105	4,748

Total deferred tax assets	100,019	109,422
Valuation allowance on deferred tax assets	(58,819)	(57,900)

Net deferred tax asset	41,200	51,522

Net deferred tax liability	$(32,708)	$(31,764)

        Deferred income tax assets represent amounts available to reduce income taxes payable on taxable income in future years. Such assets arise from net operating loss and tax credit carryforwards, as well as from temporary basis differences in assets and liabilities between financial reporting and tax.

        At April 26, 2015, we have federal net operating loss carryforwards of $105,540 for income tax purposes, with expiration dates from fiscal 2029 to 2035. Approximately $24,396 of these net operating losses are attributable to our Colorado subsidiaries and can only be used to offset income earned by these entities. The remaining federal net operating losses are subject to limitations under the internal revenue code and underlying treasury regulations, which may limit the amount ultimately utilized. We also have various state income tax net operating loss carryforwards totaling $408,362 with expiration dates from fiscal 2018 to 2035. This includes both consolidated and separate company net operating loss carryforwards. Our federal and state net operating loss carryforwards include adjustments of $13,398 and $13,550, respectively, for excess tax benefits from stock compensation deductions that have not yet been recognized for financial statement purposes. Equity will be increased if and when these deferred tax assets are realized. We also have federal general business and alternative minimum tax credit carryforwards of $24,860 for income tax purposes, with expiration dates from fiscal 2022 to 2035. Deferred income taxes related to NOL carryforwards have been classified as current or noncurrent based on their expected utilization.

        We periodically evaluate the realizability of our deferred tax assets and perform an analysis in light of all available evidence, both positive and negative, consistent with the provisions of ASC 740. As of

ISLE OF CAPRI CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(amounts in thousands, except share and per share amounts)

9. Income Taxes (Continued)

April 26, 2015, we remain in a three-year cumulative loss, which is a significant piece of negative evidence. While it is primarily the result of intangible and fixed asset impairments, and not an indication of continuing operations, we are required to give objective historical evidence significantly more weight than subjective evidence, such as forecasts of future income. Based on this evidence, we concluded that a valuation allowance should continue to be booked against our federal and most of our state deferred tax assets as of April 26, 2015.

        During fiscal 2015, our Florida operations experienced their third consecutive year of substantive pretax income. After considering all of the positive and negative evidence, we concluded that our deferred income tax assets related to our Florida state operations are more likely than not to be realized. Accordingly, as of April 26, 2015, we released all of our valuation allowance against our net Florida deferred income tax assets, resulting in the $2,301 benefit in our provision for income taxes. All other state deferred tax assets have a valuation allowance as of April 26, 2015.

        A reconciliation of the beginning and ending amounts of valuation allowance is as follows:

	Federal	State	Total
Balance, April 28, 2013	$42,691	$13,738	$56,429
(Benefit) Provision	(10,968)	12,439	1,471

Balance, April 27, 2014	$31,723	$26,177	$57,900
(Benefit) Provision	(2,613)	5,833	3,220
Release of Valuation Allowance	—	(2,301)	(2,301)

Balance, April 26, 2015	$29,110	$29,709	$58,819

        We allocated the income tax provision and valuation allowance between continuing operations and discontinued operations consistent with the provisions of ASC 740.

        This valuation allowance does not preclude us from utilizing the deferred tax assets in the future, nor does it reflect a change in our long-term outlook. If or when recognized, the tax benefits relating to any reversal of the valuation allowance on deferred tax assets as of April 26, 2015 will be accounted for as a reduction of income tax expense. During fiscal 2015, an increase to the valuation allowance of $919 was recorded as an income tax expense, which was net of a reduction of $2,301 for the release of the valuation allowance related to the Florida state operations.

        We account for unrecognized tax benefits in accordance with ASC 740. A reconciliation of the beginning and ending amounts of unrecognized tax benefits as follows:

	April 26, 2015	April 27, 2014	April 28, 2013
Beginning balance	$—	$4,072	$4,072
Impact of favorable court ruling	—	(4,072)	—

Ending balance	$—	$—	$4,072

ISLE OF CAPRI CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(amounts in thousands, except share and per share amounts)

9. Income Taxes (Continued)

        On February 13, 2014, the Supreme Court of Mississippi ruled in our favor with regard to positions taken on Mississippi income tax returns for fiscal years ending April 2002 through April 2008. As a result, we recognized a benefit of $4,072 related to principle and $4,025 related to interest. As of April 26, 2015, we do not have any uncertain tax positions.

        We recorded interest expense of $0, $390 and $466 in fiscal 2015, 2014 and 2013, respectively, prior to the favorable ruling. We accrued no penalties during fiscal 2015, 2014 or 2013. As of April 28, 2013, we had recognized a liability of $3,635 for interest and no amount for penalties.

        As of April 26, 2015, we were subject to U.S. federal income tax examination for fiscal years 2008 to 2014. We are also subject to state and local income tax examinations for various tax years in jurisdictions where we operate.

ISLE OF CAPRI CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(amounts in thousands, except share and per share amounts)

10. Earnings Per Share

        The following table sets forth the computation of basic and diluted earnings (loss) per share (in thousands, except share and per share amounts):

	Fiscal Year Ended
	April 26, 2015	April 27, 2014	April 28, 2013
Numerator:
Income (loss) applicable to common shares:
Income (loss) from continuing operations attributable to common stockholders	$5,177	$(129,666)	$(52,467)
Income from discontinued operations	—	1,980	4,898

Net income (loss) attributable to the common stockholders	$5,177	$(127,686)	$(47,569)

Denominator:
Denominator for basic income (loss) per share—weighted average shares	39,955,735	39,731,766	39,340,325
Effect of dilutive securities
Employee stock options	84,938	—	—
Restricted stock units	279,594	—	—

Denominator for diluted income (loss) per share—adjusted weighted average shares and assumed conversions	40,320,267	39,731,766	39,340,325

Basic and Diluted income (loss) per share attributable to common stockholders
Income (loss) from continuing operations	$0.13	$(3.26)	$(1.33)
Income (loss) from discontinued operations	—	0.05	0.12

Net loss attributable to common stockholders	$0.13	$(3.21)	$(1.21)

Diluted income (loss) per share attributable to common stockholders
Income (loss) from continuing operations	$0.13	$(3.26)	$(1.33)
Income (loss) from discontinued operations	—	0.05	0.12

Net income (loss) attributable to common stockholders	$0.13	$(3.21)	$(1.21)

        Our basic earnings (loss) per share are computed by dividing net income (loss) by the weighted average number of shares outstanding for the period. Stock options representing 205,060 shares, which were anti-dilutive, were excluded from the calculation of common shares for diluted earnings per share for fiscal 2015.

        Due to the loss from continuing operations, stock options representing 52,501 shares, which were potentially dilutive and 753,860 stock options, which were anti-dilutive, were excluded from the calculation of common shares for diluted earnings per share for fiscal 2014. Restricted stock units representing 48,362 shares, which were potentially dilutive, and 1,254,413 restricted stock units whose

ISLE OF CAPRI CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(amounts in thousands, except share and per share amounts)

10. Earnings Per Share (Continued)

minimum market performance conditions had not been achieved, were also excluded from the calculation of diluted earnings per share for fiscal 2014.

        Due to the loss from continuing operations, stock options representing 25,367 shares, which were potentially dilutive and 904,660 stock options, which were anti-dilutive, were excluded from the calculation of common shares for diluted earnings per share for fiscal 2013. As the minimum market performance conditions related to our restricted stock units had not been achieved as of April 28, 2013, 1,714,286 units were excluded from the calculation of diluted earnings per share for fiscal 2013.

11. Stock Based Compensation

        Under our amended and restated Long Term Incentive Plan, we have issued restricted stock units, restricted stock and stock options.

        Restricted Stock Units—During fiscal 2013, we granted restricted stock units ("RSUs") containing market performance conditions which determined the ultimate amount of RSUs to be awarded. The market condition period ended on April 26, 2015 and a gross award of 1,532,417 shares was achieved. Per the terms of the agreement, the awards are issued net of taxes with 50% of the RSUs vesting on April 26, 2015 and the remaining 50% vesting on April 26, 2016. On April 26, 2015 459,473 net shares were issued for the first vested tranche. The fair value of these RSUs was initially determined utilizing a lattice pricing model which considers a range of assumptions including volatility and risk-free interest rates. The aggregate compensation cost related to these RSUs was $4,637 to be recognized over the vesting periods. As of April 26, 2015, our unrecognized compensation cost remaining on the second RSU tranche vesting April 26, 2016 was $578 and an estimated 465,679 shares will be issued net of taxes for the second tranche.

        Restricted Stock—We have issued shares of restricted common stock to employees and directors under our Long Term Incentive Plan. Restricted stock awarded to employees primarily vests one-third on each of the first three anniversaries of the grant date and for directors' vests one-half on the grant date and one-half on the first anniversary of the grant date. Our aggregate estimate of forfeitures for restricted stock for employees and directors is 11% and 9%, respectively.

        Stock Options—We have issued incentive stock options and nonqualified stock options which have a maximum term of 10 years and are, generally, exercisable in yearly installments of 20% commencing one year after the date of grant. There were no stock options granted in fiscal 2015, 2014 or 2013.

        Subsequent Event—Subsequent to our fiscal year ended April 26, 2015, we granted restricted stock, restricted stock units and stock options to certain employees under the Long-Term Incentive Plan. We issued 102,922 shares of restricted stock with a fair market value of $20.10 per share on the date of grant. We issued 104,982 restricted stock units with a fair market value of $14.89 per unit on the date of grant. The restricted stock and restricted stock units will vest and be converted to stock ratably over three years commencing on the one year anniversary of the grant date. We also issued 378,905 stock options which have a maximum term of seven years and are exercisable in yearly installments of 20% commencing one year after the grant date. The options have a per share grant date fair value of $5.764 utilizing the Black-Scholes-Merton option pricing model. In addition, we granted performance-based restricted stock units ("PRSUs"), with a company performance condition which will determine the

ISLE OF CAPRI CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(amounts in thousands, except share and per share amounts)

11. Stock Based Compensation (Continued)

number of shares which will ultimately vest, if any, up to 251,964 shares. Any shares earned will vest at the end of three years from the date of grant. Probability of meeting the performance condition will be assessed on a regular basis and compensation cost will be adjusted accordingly.

        Stock Compensation Expense—Total stock compensation expense from continuing operations in the accompanying consolidated statements of operations was $3,413, $4,399, and $5,058 for the fiscal years 2015, 2014, and 2013, respectively. We recognize compensation expense for our stock-based awards on a straight-line basis over the requisite service period for each separately vesting portion of the award.

        Activity Under Our Share Based Plans—A summary of restricted stock and option activity for fiscal 2015 is presented below:

	Restricted Stock	Weighted Average Grant-Date Fair Value	Options	Weighted Average Exercise Price
Outstanding at April 27, 2014	553,684	$7.33	957,860	$10.12
Granted	229,539	7.92	—	—
Exercised	—	—	(10,000)	7.39
Vested	(427,233)	7.58	—	—
Forfeited and expired	(30,916)	6.86	(542,800)	9.38

Outstanding at April 26, 2015	325,074	$7.28	405,060	$11.18

As of April 26, 2015:
Outstanding exercisable options	n/a		405,060	$11.18
Weighted average remaining contractual term	0.7 years		3.0 years
Aggregate intrinsic value:
Outstanding exercisable	n/a		$2,185
Outstanding	$4,858		$2,185
Nonvested:
Unrecognized compensation cost	$784		$—
Weighted average remaining vesting period	0.7 years		n/a

        Additional information relating to our share based plans is as follows:

	April 26, 2015	April 27, 2014	April 28, 2013
Restricted Stock:
Fair value of restricted stock vested during the year	$3,238	$3,660	$5,272
Stock Options:
Intrinsic value of stock options exercised	57	—	41
Proceeds from stock option exercises	74	—	668

        We have 1,779,225, shares available for future issuance under our equity compensation plan as of April 26, 2015, assuming 465,679 shares will be used with the second tranche of RSUs. Upon issuance of restricted shares, vesting of RSUs or exercise of stock options, shares may be issued from available treasury or common shares.

ISLE OF CAPRI CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(amounts in thousands, except share and per share amounts)

11. Stock Based Compensation (Continued)

        Tax effect of Stock Based Compensation—Upon the exercise of stock options, vested restricted stock and vested RSUs, the tax benefit (provision) related to stock compensation, subject to certain limitations, is recognized as an addition to or deduction from additional paid-in capital. During fiscal year 2015, there was no impact to additional paid-in capital related to the vesting of restricted stock. At April 26, 2015, we have $5,421 of unrecognized tax benefits associated with stock exercises and restricted stock vesting due to our net operating loss position.

        Stock Repurchase—Our Board of Directors has approved a stock repurchase program, as amended, allowing up to 6,000,000 shares of our common stock to be repurchased. As of April 26, 2015, we have repurchased 4,895,792 shares of common stock, and retired 553,800 shares of common stock under this stock repurchase program. No shares were repurchased in fiscal years 2015, 2014 or 2013.

12. Deferred Compensation Plans

        2005 Deferred Compensation Plan—Our 2005 Deferred Compensation Plan (the "Plan"), as amended and restated, is an unfunded deferred compensation arrangement for the benefit of key management officers and employees of the Company and its subsidiaries. The terms of the Plan include the ability of the participants to defer, on a pre-tax basis, salary, and bonus payments in excess of the amount permitted under IRS Code Section 401(k). The terms also allow for a discretionary annual matching contribution by the Company. The Plan allows for the aggregation and investment of deferred amounts in notional investment alternatives, including units representing shares of our common stock. The liability related to the Plan as of April 26, 2015 and April 27, 2014 was $3,953 and $3,765, respectively, and is included in long-term other accrued liabilities in the consolidated balance sheets. For fiscal 2015, there was no discretionary matching contribution by the Company. For fiscal 2014 and 2013, expense from continuing operations for the Company's discretionary matching contribution related to the Plan was $79 and $100, respectively.

13. Supplemental Disclosure of Cash Flow Information

        For the fiscal years 2015, 2014 and 2013, we made cash payments for interest, net of capitalized interest, of $81,023, $85,472 and $76,235, respectively. We received income tax refunds, net of payments, of $29 and $4,354 in fiscal 2015 and 2014, respectively, and made income tax payments, net of refunds, of $3,293 for fiscal 2013.

        For fiscal 2015, the change in accrued purchases of property and equipment in accounts payable increased by $1,959 and decreased by $7,149 and $2,667 in fiscal 2014 and 2013, respectively.

        For fiscal 2015, we capitalized interest of $22, primarily related to the hotel renovations at our Bettendorf property. For fiscal 2014 and 2013, we capitalized interest of $185 and $2,647, respectively, primarily related to construction of our casinos at the Nemacolin Woodland Resort in Pennsylvania and in Cape Girardeau, Missouri.

14. Employee Benefit Plan

        401(k) Plan—We have a 401(k) plan covering substantially all of our employees who have completed 90 days of service. Expense for our contributions from continuing operations related to the 401(k) plan was $1,484, $1,450, and $1,443 in fiscal years 2015, 2014, and 2013, respectively. Our

ISLE OF CAPRI CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(amounts in thousands, except share and per share amounts)

14. Employee Benefit Plan (Continued)

contribution is based on a percentage of employee contributions and may include an additional discretionary amount.

15. Interest Rate Derivatives

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

        Derivative income related to the change in fair value of interest rate swap contracts is as follows:

	Fiscal Year Ended
	April 27, 2014	April 28, 2013
Derivative income	$794	$1,699

        Derivative expense realized associated with the amortization of cumulative loss recorded in other comprehensive income (loss) for the interest rate swaps through the date of ineffectiveness is as follows:

	Fiscal Year Ended
	April 27, 2014	April 28, 2013
Accumulated OCI amortization	$247	$594
Change in deferred taxes	149	357
Derivative expense	(396)	(951)

16. Fair Value

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

16. Fair Value (Continued)

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

        Items Measured at Fair Value on a Recurring Basis—The following table sets forth the assets measured at fair value on a recurring basis, by input level, in the consolidated balance sheets at April 26, 2015 and April 27, 2014:

	April 26, 2015
	Level 1	Level 2	Total
Assets:
Marketable securities	$6,809	$12,708	$19,517
Restricted cash and investments	5,553	3,640	9,193

	April 27, 2014
	Level 1	Level 2	Total
Assets:
Marketable securities	$10,074	$17,215	$27,289
Restricted cash and investments	4,459	5,348	9,807

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

        There were no transfers between level 1 and level 2 investments.

        Items Measured at Fair Value on a Non-recurring Basis—The following table sets forth the assets measured at fair value on a non-recurring basis, by input level, in the consolidated balance sheets at April 26, 2015 as well as the valuation charge recorded during fiscal 2015 associated with each category:

	April 26, 2015
	Level 3	Valuation Charge
Property and equipment, net	$15,848	$9,000

ISLE OF CAPRI CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(amounts in thousands, except share and per share amounts)

16. Fair Value (Continued)

        Property and equipment, net—The market approach was used to value the property and equipment using various Level 2 and Level 3 inputs. Inputs included were future cash flow estimates, contractual transaction multiples, estimated replacement cost values, estimates for economic obsolescence and estimated risk premiums.

        See Note 2 "Summary of Significant Accounting Policies" for further discussion over the model and inputs utilized.

        Other Financial Instruments—The estimated carrying amounts and fair values of our other financial instruments are as follows:

	April 26, 2015		April 27, 2014
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial liabilities:
Revolving line of credit	$75,000	$73,875	$64,700	$63,083
5.875% Senior notes	502,987	515,055	350,000	351,750
7.75% Senior notes	62,012	64,593	298,488	318,576
8.875% Senior subordinated notes	350,000	383,915	350,000	373,520
Other long-term debt	2,883	2,883	3,113	3,113
Other long-term obligations	22,211	22,211	22,391	22,391

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

17. Consolidating Condensed Financial Information

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

        During fiscal 2015, our wholly owned subsidiary, IOC-Davenport, Inc., changed designations from a Guarantor Subsidiary to a Non-Guarantor Subsidiary. All periods presented below reflect the operations of IOC-Davenport, Inc. as a Non-Guarantor Subsidiary.

ISLE OF CAPRI CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(amounts in thousands, except share and per share amounts)

17. Consolidating Condensed Financial Information (Continued)

        Consolidating condensed balance sheets as of April 26, 2015 and April 27, 2014 are as follows:

	As of April 26, 2015
Balance Sheet	Isle of Capri Casinos, Inc. (Parent Obligor)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating and Eliminating Entries	Isle of Capri Casinos, Inc. Consolidated
Current assets	$14,582	$79,118	$26,157	$(185)	$119,672
Intercompany receivables	433,527	—	—	(433,527)	—
Investments in subsidiaries	573,258	3,358	—	(576,616)	—
Property and equipment, net	4,844	879,296	27,896	—	912,036
Other assets	32,217	150,917	22,123	(9,203)	196,054

Total assets	$1,058,428	$1,112,689	$76,176	$(1,019,531)	$1,227,762

Current liabilities	$36,304	$71,723	$25,769	$(185)	$133,611
Intercompany payables	—	425,267	8,260	(433,527)	—
Long-term debt, less current maturities	992,650	—	62	—	992,712
Other accrued liabilities	6,012	73,982	7,186	(9,203)	77,977
Stockholders' equity	23,462	541,717	34,899	(576,616)	23,462

Total liabilities and stockholders' equity	$1,058,428	$1,112,689	$76,176	$(1,019,531)	$1,227,762

	As of April 27, 2014
Balance Sheet	Isle of Capri Casinos, Inc. (Parent Obligor)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating and Eliminating Entries	Isle of Capri Casinos, Inc. Consolidated
Current assets	$16,131	$80,263	$36,244	$(199)	$132,439
Intercompany receivables	530,886	—	—	(530,886)	—
Investments in subsidiaries	535,662	3,358	—	(539,020)	—
Property and equipment, net	6,693	907,175	41,736	—	955,604
Other assets	35,837	151,044	20,236	(5,086)	202,031

Total assets	$1,125,209	$1,141,840	$98,216	$(1,075,191)	$1,290,074

Current liabilities	$33,447	$67,899	$26,716	$(199)	$127,863
Intercompany payables	—	513,979	16,907	(530,886)	—
Long-term debt, less current maturities	1,065,913	—	158	—	1,066,071
Other accrued liabilities	6,465	68,002	7,375	(5,086)	76,756
Stockholders' equity	19,384	491,960	47,060	(539,020)	19,384

Total liabilities and stockholders' equity	$1,125,209	$1,141,840	$98,216	$(1,075,191)	$1,290,074

ISLE OF CAPRI CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(amounts in thousands, except share and per share amounts)

17. Consolidating Condensed Financial Information (Continued)

        Consolidating condensed statements of operations for the fiscal years ended April 26, 2015, April 27, 2014 and April 28, 2013 are as follows:

	For the Fiscal Year Ended April 26, 2015
Statement of Operations	Isle of Capri Casinos, Inc. (Parent Obligor)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating and Eliminating Entries	Isle of Capri Casinos, Inc. Consolidated
Revenues:
Casino	$—	$1,013,470	$41,456	$—	$1,054,926
Rooms, food, beverage, pari-mutuel and other	91	167,233	12,942	(8,885)	171,381
Management fee revenue	35,262	—	—	(35,262)	—

Gross revenues	35,353	1,180,703	54,398	(44,147)	1,226,307
Less promotional allowances	—	(219,292)	(10,737)	—	(230,029)

Net revenues	35,353	961,411	43,661	(44,147)	996,278
Operating expenses:
Casino	—	154,282	6,769	—	161,051
Gaming taxes	—	249,560	15,967	—	265,527
Rooms, food, beverage, pari-mutuel and other	33,520	335,292	18,091	(8,885)	378,018
Valuation charges	—	—	9,000		9,000
Management fee expense	—	34,062	1,200	(35,262)	—
Depreciation and amortization	1,991	71,420	5,464	—	78,875

Total operating expenses	35,511	844,616	56,491	(44,147)	892,471

Operating income (loss)	(158)	116,795	(12,830)	—	103,807
Interest expense, net	(43,774)	(37,866)	(2,122)	—	(83,762)
Loss on early extinguishment of debt	(13,757)	—	—	—	(13,757)
Equity in income (loss) of subsidiaries	40,815	—	—	(40,815)	—

Income (loss) from continuing operations before income taxes	(16,874)	78,929	(14,952)	(40,815)	6,288
Income tax (provision) benefit	22,051	(29,415)	6,253	—	(1,111)

Income (loss) from continuining operations	5,177	49,514	(8,699)	(40,815)	5,177
Income (loss) of discontinued operations	—	—	—	—	—

Net income (loss)	$5,177	$49,514	$(8,699)	$(40,815)	$5,177

ISLE OF CAPRI CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(amounts in thousands, except share and per share amounts)

17. Consolidating Condensed Financial Information (Continued)

	For the Fiscal Year Ended April 27, 2014
Statement of Operations	Isle of Capri Casinos, Inc. (Parent Obligor)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating and Eliminating Entries	Isle of Capri Casinos, Inc. Consolidated
Revenues:
Casino	$—	$977,551	$26,704	$—	$1,004,255
Rooms, food, beverage, pari-mutuel and other	688	164,014	12,237	(9,185)	167,754
Management fee revenue	33,307	—	—	(33,307)	—

Gross revenues	33,995	1,141,565	38,941	(42,492)	1,172,009
Less promotional allowances	—	(211,253)	(6,156)	—	(217,409)

Net revenues	33,995	930,312	32,785	(42,492)	954,600
Operating expenses:
Casino	—	152,271	5,748	—	158,019
Gaming taxes	—	241,233	10,668	—	251,901
Rooms, food, beverage, pari-mutuel and other	31,737	334,775	21,263	(9,185)	378,590
Valuation charges	—	135,747	26,353	—	162,100
Litigation accrual reversals	(1,979)	—	(7,351)	—	(9,330)
Management fee expense	—	32,499	808	(33,307)	—
Depreciation and amortization	1,709	73,733	5,443	—	80,885

Total operating expenses	31,467	970,258	62,932	(42,492)	1,022,165

Operating income (loss)	2,528	(39,946)	(30,147)	—	(67,565)
Interest expense, net	(45,829)	(38,780)	3,616	—	(80,993)
Derivative income	398	—	—	—	398
Equity in income (loss) of subsidiaries	(119,090)	—	—	119,090	—

Income (loss) from continuing operations before income taxes	(161,993)	(78,726)	(26,531)	119,090	(148,160)
Income tax (provision) benefit	32,327	(22,018)	8,185	—	18,494

Income (loss) from continuining operations	(129,666)	(100,744)	(18,346)	119,090	(129,666)
Income (loss) of discontinued operations	1,980	—	916	(916)	1,980

Net income (loss)	$(127,686)	$(100,744)	$(17,430)	$118,174	$(127,686)

ISLE OF CAPRI CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(amounts in thousands, except share and per share amounts)

17. Consolidating Condensed Financial Information (Continued)

	For the Fiscal Year Ended April 28, 2013
Statement of Operations	Isle of Capri Casinos, Inc. (Parent Obligor)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating and Eliminating Entries	Isle of Capri Casinos, Inc. Consolidated
Revenues:
Casino	$—	$967,142	$—	$—	$967,142
Rooms, food, beverage, pari-mutuel and other	735	159,412	8,978	(8,955)	160,170
Management fee revenue	32,474	—	—	(32,474)	—

Gross revenues	33,209	1,126,554	8,978	(41,429)	1,127,312
Less promotional allowances	—	(203,907)	—	—	(203,907)

Net revenues	33,209	922,647	8,978	(41,429)	923,405
Operating expenses:
Casino	—	150,075	—	—	150,075
Gaming taxes	—	238,387	—	—	238,387
Rooms, food, beverage, pari-mutuel and other	37,769	335,555	6,849	(8,955)	371,218
Valuation charges	—	50,100	—	—	50,100
Litigation accrual reversals	—	—	—	—	—
Management fee expense	—	32,474	—	(32,474)	—
Depreciation and amortization	2,020	68,825	319	—	71,164

Total operating expenses	39,789	875,416	7,168	(41,429)	880,944

Operating income (loss)	(6,580)	47,231	1,810	—	42,461
Interest expense, net	(51,810)	(34,613)	(2,521)	—	(88,944)
Derivative income	748	—	—	—	748
Equity in income (loss) of subsidiaries	(14,801)	—	—	14,801	—

Income (loss) from continuing operations before income taxes	(72,443)	12,618	(711)	14,801	(45,735)
Income tax (provision) benefit	19,976	(25,351)	(1,357)	—	(6,732)

Income (loss) from continuining operations	(52,467)	(12,733)	(2,068)	14,801	(52,467)
Income (loss) of discontinued operations	4,898	2,271	111	(2,382)	4,898

Net income (loss)	$(47,569)	$(10,462)	$(1,957)	$12,419	$(47,569)

ISLE OF CAPRI CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(amounts in thousands, except share and per share amounts)

17. Consolidating Condensed Financial Information (Continued)

        Consolidating condensed statements of cash flows for the fiscal years ended April 26, 2015, April 27, 2014 and April 28, 2013, are as follows:

	For the Fiscal Year Ended April 26, 2015
	Isle of Capri Casinos, Inc. (Parent Obligor)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating and Eliminating Entries	Isle of Capri Casinos, Inc. Consolidated
Statement of Cash Flows
Net cash provided by (used in) operating activities	$(14,187)	$128,904	$10,851	$—	$125,568
Investing Activities:
Purchase of property and equipment	(105)	(41,017)	(564)	—	(41,686)
Proceeds from sales of assets	—	73	—	—	73
Restricted cash and investments	—	—	340	—	340
Parent company investment in subsidiaries	100,844	—	—	(100,844)	—

Net cash provided by (used in) investing activities	100,739	(40,944)	(224)	(100,844)	(41,273)
Financing Activities:
Proceeds from long-term debt borrowings	153,000	—	—	—	153,000
Net borrowings on line of credit	10,300	—	—	—	10,300
Principal repayments on long-term debt	(237,899)	—	(162)	—	(238,061)
Premium payments on long-term debt	(10,465)	—	—	—	(10,465)
Payment of deferred financing costs	(2,536)	—	—	—	(2,536)
Proceeds from exercise of stock options	74	—	—	—	74
Net proceeds from (payments to) related parties	—	(88,714)	(12,130)	100,844	—

Net cash provided by (used in) financing activities	(87,526)	(88,714)	(12,292)	100,844	(87,688)
Net decrease in cash and cash equivalents	(974)	(754)	(1,665)	—	(3,393)
Cash and cash equivalents at beginning of period	6,051	53,787	9,992	—	69,830

Cash and cash equivalents at end of the period	$5,077	$53,033	$8,327	$—	$66,437

ISLE OF CAPRI CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(amounts in thousands, except share and per share amounts)

17. Consolidating Condensed Financial Information (Continued)

	For the Fiscal Year Ended April 27, 2014
	Isle of Capri Casinos, Inc. (Parent Obligor)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating and Eliminating Entries	Isle of Capri Casinos, Inc. Consolidated
Statement of Cash Flows
Net cash provided by (used in) operating activities	$5,431	$103,025	$(21,707)	$—	$86,749
Investing Activities:
Purchase of property and equipment	(580)	(19,063)	(18,506)	—	(38,149)
Proceeds from sales of assets	—	32	49,849	—	49,881
Payments towards gaming license	—	—	(7,500)	—	(7,500)
Restricted cash and investments	—	—	1,879	—	1,879
Parent company investment in subsidiaries	85,222	—	—	(85,222)	—

Net cash provided by (used in) investing activities	84,642	(19,031)	25,722	(85,222)	6,111
Financing Activities:
Net repayments on line of credit	(90,200)	—	—	—	(90,200)
Principal payments on debt	(63)	—	(563)	—	(626)
Payments of deferred financing costs	(673)	—	—	—	(673)
Net proceeds from (payments to) related parties	—	(84,819)	(403)	85,222	—

Net cash provided by (used in) financing activities	(90,936)	(84,819)	(966)	85,222	(91,499)
Net increase (decrease) in cash and cash equivalents	(863)	(825)	3,049	—	1,361
Cash and cash equivalents at beginning of period	6,914	54,612	6,943	—	68,469

Cash and cash equivalents at end of the period	$6,051	$53,787	$9,992	$—	$69,830

ISLE OF CAPRI CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(amounts in thousands, except share and per share amounts)

17. Consolidating Condensed Financial Information (Continued)

	For Fiscal Year Ended April 28, 2013
	Isle of Capri Casinos, Inc. (Parent Obligor)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating and Eliminating Entries	Isle of Capri Casinos, Inc. Consolidated
Statement of Cash Flows
Net cash provided by (used in) operating activities	$(48,218)	$160,070	$4,190	$—	$116,042
Investing Activities:
Purchases of property and equipment	(598)	(126,994)	(25,653)	—	(153,245)
Proceeds from asset sales, net	—	33,253	—	—	33,253
Payments towards gaming license	—	—	(5,000)	—	(5,000)
Restricted cash and investments	500	1,085	(42)	—	1,543
Parent company investment in subsidiaries	34,072	—	—	(34,072)	—

Net cash provided by (used in) investing activities	33,974	(92,656)	(30,695)	(34,072)	(123,449)
Financing Activities:
Proceeds from the issuance of long-term debt	700,000	—	—	—	700,000
Net borrowings on line of credit	154,900	—	—	—	154,900
Principal payments on debt	(852,289)	(42)	(336)	—	(852,667)
Payments of deferred financing costs	(21,486)	—	—	—	(21,486)
Proceeds from exercise of stock options	668	—	—	—	668
Net proceeds from (payments to) related parties	—	(60,751)	26,679	34,072	—

Net cash provided by (used in) financing activities	(18,207)	(60,793)	26,343	34,072	(18,585)
Net increase (decrease) in cash and cash equivalents	(32,451)	6,621	(162)	—	(25,992)
Cash and cash equivalents at beginning of period	39,365	47,991	7,105	—	94,461

Cash and cash equivalents at end of the period	$6,914	$54,612	$6,943	$—	$68,469

ISLE OF CAPRI CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(amounts in thousands, except share and per share amounts)

18. Selected Quarterly Financial Information (unaudited)

        Our selected quarterly financial information includes new casino operations in Nemacolin opening July 1, 2013 and includes reclassifications for amounts shown in our previously filed reports on Forms 10-Q to reflect the discontinued operations presentation for our Davenport, Iowa property which was classified as discontinued operations during the quarter ended January 26, 2014.

	Fiscal Quarters Ended
	July 27, 2014	October 26, 2014	January 25, 2015	April 26, 2015
Net revenues	$241,649	$238,917	$241,064	$274,648
Operating income	19,908	21,025	27,042	35,832
Income (loss) from continuing operations	(2,317)	(1,021)	5,423	3,092
Income (loss) from discontinued operations, net of income taxes	—	—	—	—
Net income (loss)	(2,317)	(1,021)	5,423	3,092
Earnings (loss) per common share basic:
Income (loss) from continuing operations	$(0.06)	$(0.03)	$0.14	$0.08
Income (loss) from discontinued operations, net of income taxes	—	—	—	—

Net income (loss)	$(0.06)	$(0.03)	$0.14	$0.08

Earnings (loss) per common share diluted:
Income (loss) from continuing operations	$(0.06)	$(0.03)	$0.13	$0.08
Income (loss) from discontinued operations, net of income taxes	—	—	—	—

Net income (loss)	$(0.06)	$(0.03)	$0.13	$0.08

Weighted average basic shares	39,827,889	39,932,856	40,028,776	40,033,404
Weighted average dilutive shares	39,827,889	39,932,856	40,336,663	41,020,503

ISLE OF CAPRI CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(amounts in thousands, except share and per share amounts)

18. Selected Quarterly Financial Information (unaudited) (Continued)

	Fiscal Quarters Ended
	July 28, 2013	October 27, 2013	January 26, 2014	April 27, 2014
Net revenues	$238,013	$231,621	$224,190	$260,776
Operating income (loss)	18,097	22,611	17,947	(126,220)
Income (loss) from continuing operations	(5,648)	6,311	9,391	(139,720)
Income (loss) from discontinued operations, net of income taxes	786	1,726	1,266	(1,798)
Net income (loss)	(4,862)	8,037	10,657	(141,518)
Earnings (loss) per common share basic:
Income (loss) from continuing operations	$(0.14)	$0.16	$0.24	$(3.51)
Income (loss) from discontinued operations, net of income taxes	0.02	0.04	0.03	(0.04)

Net income (loss)	$(0.12)	$0.20	$0.27	$(3.55)

Earnings (loss) per common share diluted:
Income (loss) from continuing operations	$(0.14)	$0.16	$0.24	$(3.51)
Income (loss) from discontinued operations, net of income taxes	0.02	0.04	0.03	(0.04)

Net income (loss)	$(0.12)	$0.20	$0.27	$(3.55)

Weighted average basic shares	39,582,928	39,686,217	39,828,740	39,829,177
Weighted average dilutive shares	39,582,928	39,731,193	39,911,715	39,829,177

        A summary of certain revenues and expenses from our continuing operations impacting our quarterly financial results is as follows:

  (1)
  During the first quarter of fiscal 2015, we incurred $1,013 of expense related to opposing the proposed Colorado gaming expansion referendum and $2,259 of severance expense related to restructuring at the corporate office.

  (2)
  During the second quarter of fiscal 2015, we incurred $3,044 of expense related to opposing the proposed Colorado gaming expansion referendum and recorded a favorable property tax settlement related to our Waterloo property of $1,225.

  (3)
  During the fourth quarter of fiscal 2015, we recorded impairment charges of $9,000 related to our long-lived assets at Nemacolin and $13,757 of loss on early extinguishment of debt.

  (4)
  During the second quarter of fiscal 2014, we recorded litigation accrual recoveries of $7,351 in operating income and a reduction to interest expense of $7,379 related to the favorable outcome of our Greece gaming license legal proceedings.

  (5)
  During the third quarter of fiscal 2014, we recorded litigation accrual recoveries of $1,979 in operating income and a reduction to interest expense of $244 related to the favorable outcome of our Silver Land legal proceedings.

  (6)
  During the fourth quarter of fiscal 2014, we recorded goodwill impairment charges of $133,825. The charges consisted of $60,000 at our Bettendorf property, $24,238 at our Lake

ISLE OF CAPRI CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(amounts in thousands, except share and per share amounts)

18. Selected Quarterly Financial Information (unaudited) (Continued)

    Charles property, $36,000 at our Lula property, $8,587 at our Natchez property, and $5,000 at our Vicksburg property. We also recorded impairment charges of $28,275 related to the long-lived assets at our Nemacolin and Natchez properties.

19. Commitments and Contingencies

        Operating Leases—The Company leases real estate and various equipment under operating lease agreements. Future minimum payments over the lease term of non-cancelable operating leases with initial terms of one year or more consisted of the following at April 26, 2015:

Fiscal Years Ending:
2016	11,508
2017	11,023
2018	10,751
2019	10,692
2020	8,123
Therafter	144,348

Total minimum lease payments	$196,445

        Rent expense related to continuing operations was $26,376, $27,721, and $27,363, in fiscal years 2015, 2014, and 2013, respectively. Such amounts include contingent rentals of $3,012, $2,926, and $3,315 in fiscal years 2015, 2014 and 2013, respectively. Contingent rent is based upon casino revenues or other metrics as defined in our lease agreements. Certain of our leases are subject to renewals and may contain escalation clauses.

        Legal and Regulatory Proceedings—In October 2012, we opened our new casino in Cape Girardeau, Missouri. A subcontractor filed a mechanics' lien against our property resulting from a dispute between the subcontractor and our general contractor for the construction project. We demanded the general contractor cause the lien to be bonded against or satisfied, however the general contractor refused to do so and asserted that a portion of the subcontractor's claim resulted from additional work directly requested by us. In October 2013, the subcontractor filed suit against our wholly-owned subsidiary IOC-Cape Girardeau, LLC, the general contractor and two other defendants alleging various contract and equitable claims and is seeking damages of approximately $3,800. In August 2014, we filed a cross claim against the general contractor alleging breach of contract and various indemnity claims. The outcome of this matter is still in doubt and cannot be predicted with any degree of certainty. In the event that we incur any costs in connection with this matter, we do not believe that any such costs would be material, and if incurred, the settlement of construction costs would be capitalized.

        We and our wholly-owned subsidiary, Riverboat Corporation of Mississippi—Vicksburg, have been defendants in a lawsuit filed in the Circuit Court of Adams County, Mississippi by Silver Land, Inc., alleging breach of contract in connection with our 2006 sale of casino operations in Vicksburg, Mississippi. The court originally ruled in favor of Silver Land and awarded damages of $1,979, which we accrued. We appealed the decision and in June 2013 the court of appeals reversed the trial court and ruled in our favor. Silver Land filed a Petition for Writ of Certiorari in November 2013 requesting review by the Mississippi Supreme Court. On February 20, 2014, the Mississippi Supreme Court denied

ISLE OF CAPRI CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(amounts in thousands, except share and per share amounts)

19. Commitments and Contingencies (Continued)

Silver Land's request, which effectively disposed of the matter in its entirety. As a result, during the three and nine months ended January 26, 2014, we reversed a litigation accrual of $2,223, of which $1,979 was recorded as a reduction to operating expenses and $244 was recorded as a reduction to interest expense.

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

        On February 1, 2013, we signed an agreement with Tower Investments, Inc. to manage The Provence, the resort and casino on North Broad Street, Philadelphia, proposed by Tower Entertainment, LLC (the "Tower JV"), if the project was selected by the Pennsylvania Gaming Control Board. The agreement included a commitment for a loan that was secured by a stand by letter of credit of $25,000, which could only be drawn upon if the Tower JV was awarded the license. In November 2014, the license was awarded to another applicant and we cancelled the letter of credit. In December 2014, we terminated all of our agreements with Tower Investments, Inc.

ISLE OF CAPRI CASINOS, INC.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
(In thousands)

Accounts Receivable Reserve
Period	Balance at Beginning of Year	Charged to Costs and Expenses	Deductions from Reserves	Balance at End of Year
Year Ended April 26, 2015	$2,120	$79	$(604)	$1,595
Year Ended April 27, 2014	$2,086	$388	$(354)	$2,120
Year Ended April 28, 2013	2,502	522	(938)	2,086

Other Receivables Reserve
Period	Balance at Beginning of Year	Charged to Costs and Expenses	Deductions from Reserves	Balance at End of Year
Year Ended April 26, 2015	$1,882	$—	$—	$1,882
Year Ended April 27, 2014	1,882	—	—	1,882
Year Ended April 28, 2013	1,882	—	—	1,882

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A.    CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

        Evaluation of Disclosure Controls and Procedures—Based on their evaluation as of April 26, 2015, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective to ensure that the information required to be disclosed by us in this Annual Report was recorded, processed, summarized and reported within the time periods specified in the SEC's rules and instructions for Form 10-K.

        Management's Report on Internal Control over Financial Reporting—Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our management, including our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of April 26, 2015. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013 Framework). Our management has concluded that, as of April 26, 2015, our internal control over financial reporting is effective based on these criteria. Ernst & Young LLP, an independent registered public accounting firm, who audited and reported on the consolidated financial statements included in this Annual Report on Form 10-K, has issued an attestation report on the effectiveness of the Company's internal control over financial reporting as stated in their report which is included in Item 8.

        Changes in Internal Controls over Financial Reporting—There have been no changes in our internal controls over financial reporting during the quarter ended April 26, 2015 that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

        Equity Compensation Plans.    The following table provides information about securities authorized for issuance under our 2009 Long-Term Stock Incentive Plan for fiscal 2015.

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders(1)	870,739	$11.18	1,779,225
Equity compensation plans not approved by security holders	—	—	—

Total	870,739	$11.18	1,779,225

(1)
As of April 26, 2015, we had 465,679 performance-based restricted stock units outstanding, net of estimated taxes withheld, that do not have an exercise price; therefore the weighted-average per share exercise price only relates to outstanding stock options. The amount included in the securities outstanding above for performance-based restricted share units reflects an estimate of shares withheld for tax purposes.

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

ISLE OF CAPRI CASINOS, INC.
Dated: June 17, 2015	/s/ VIRGINIA M. MCDOWELL Virginia M. McDowell, Chief Executive Officer, President and Director

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: June 17, 2015	/s/ VIRGINIA M. MCDOWELL Virginia M. McDowell, Chief Executive Officer, President and Director (Principal Executive Officer)
Dated: June 17, 2015	/s/ ERIC L. HAUSLER Eric L. Hausler, Chief Financial Officer (Principal Financial and Accounting Officer)
Dated: June 17, 2015	/s/ ROBERT S. GOLDSTEIN Robert S. Goldstein, Chairman of the Board
Dated: June 17, 2015	/s/ ALAN J. GLAZER Alan J. Glazer, Lead Director
Dated: June 17, 2015	/s/ BONNIE BIUMI Bonnie Biumi, Director
Dated: June 17, 2015	/s/ JEFFREY D. GOLDSTEIN Jeffrey D. Goldstein, Director

Dated: June 17, 2015	/s/ RICHARD A. GOLDSTEIN Richard A. Goldstein, Director
Dated: June 17, 2015	/s/ GREGORY J. KOZICZ Gregory J. Kozicz, Director
Dated: June 17, 2015	/s/ LEE S. WIELANSKY Lee S. Wielansky, Director

INDEX TO EXHIBITS

EXHIBIT NUMBER	DESCRIPTION
2.1	Asset Purchase Agreement, dated December 4, 2013, by and among Isle of Capri Casinos, Inc., IOC Davenport, Inc., Scott County Casino, LLC and Kehl Development Corporation (Incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed on December 4, 2013)
3.1	Amended and Restated Certificate of Incorporation of Isle of Capri Casinos, Inc. (Incorporated by reference to Exhibit 3.1 to the Annual Report on Form 10-K filed on June 16, 2011)
3.2	Bylaws, as amended (Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on June 25, 2010)
4.1
Indenture, dated as of March 7, 2011, among the Company, the guarantors named therein and U.S. Bank National Association, as trustee (Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on March 8, 2011)
4.2
Indenture, dated as of August 7, 2012, among the Company, the guarantors named therein and U.S. Bank National Association, as trustee (Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on August 9, 2012)
4.3
Indenture, dated as of March 5, 2013, among the Company, the guarantors named therein and U.S. Bank National Association, as trustee (Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on March 6, 2013)
4.4
Supplemental Indenture, dated as of April 19, 2013, among the Company, the guarantors named therein and U.S. Bank National Association, as trustee (Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on April 24, 2013)
4.5
Supplemental Indenture, dated as of April 19, 2013, among the Company, the guarantors named therein and U.S. Bank National Association, as trustee (Incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed on April 24, 2013)
4.6
Supplemental Indenture, dated as of April 19, 2013, among the Company, the guarantors named therein and U.S. Bank National Association, as trustee (Incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K filed on April 24, 2013)
4.7
Second Supplemental Indenture, dated as of April 14, 2015, among the Company, the guarantors named therein and U.S. Bank National Association, as trustee (Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on April 14, 2015)
4.8
Registration Rights Agreement, dated April 14, 2015, among the Company, certain subsidiaries of the Company, Wells Fargo Securities, LLC, Credit Suisse Securities (USA) LLC and Deutsche Bank Securities, Inc. (Incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed on April 14, 2015)
10.1
Agreement, dated January 19, 2011, by and among Isle of Capri Casinos, Inc., and Mr. Jeffrey D. Goldstein, Mr. Robert S. Goldstein, Richard A. Goldstein and GFIL Holdings, LLC (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-k filed on January 19, 2011)

EXHIBIT NUMBER		DESCRIPTION
10.2		Amendment Number One to Governance Agreement, dated February 23, 2011, by and among Isle of Capri Casinos, Inc., GFIL Holdings, LLC, Jeffrey D. Goldstein, Robert S. Goldstein and Richard A. Goldstein (Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed on February 28, 2011)
10.3	†	Isle of Capri Casinos, Inc. Amended and Restated 2009 Long-Term Stock Incentive Plan (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on October 19, 2012)
10.4	†	Isle of Capri Casinos, Inc. Corporate Level Incentive Compensation Plan (Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed on December 3, 2010)
10.5	†	Isle of Capri Casinos, Inc. Deferred Bonus Plan (Incorporated by reference to the Proxy Statement filed on August 15, 2000)
10.6	†	Isle of Capri Casinos, Inc. Deferred Bonus Plan Code Section 409A Compliance Amendment (Incorporated by reference to Exhibit 10.4 to the Annual Report on Form 10-K filed on June 25, 2009)
10.7	†	Isle of Capri Casinos, Inc.'s Amended and Restated Deferred Compensation Plan (Incorporated by reference to Exhibit 10.5 to the Annual Report on Form 10-K filed on June 25, 2009)
10.8	†	Isle of Capri Casino, Inc. Amended and Restated Deferred Compensation Plan Adoption Agreement (Incorporated by reference to Exhibit 10.6 to the Annual Report on Form 10-K filed on June 25, 2009)
10.9	†	Isle of Capri Casinos, Inc.'s 2005 Non-employee Director Deferred Compensation Plan (Incorporated by reference to Exhibit 10.33 to the Quarterly Report Form 10-Q filed on March 1, 2005)
10.10	†	Isle of Capri Casinos, Inc. Non-employee Director Deferred Compensation Plan (Incorporated by reference to Exhibit 10.9 to the Annual Report on Form 10-K filed on June 25, 2009)
10.11	†	Isle of Capri Casinos, Inc. Medical Expense Reimbursement Plan (MERP) (Incorporated by reference to Exhibit 10.10 to the Annual Report on Form 10-K filed on June 25, 2009)
10.12	†
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

EXHIBIT NUMBER		DESCRIPTION
10.16	†	First Amendment to Employment Agreement, dated as of January 9, 2014, between Isle of Capri Casinos, Inc. and Edmund L. Quatmann, Jr. (Incorporated by reference to Exhibit 10.6 to the Annual Report on Form 10-K filed on June 23, 2014)
10.17	†	Isle of Capri Casinos, Inc. Employment Agreement Compliance Addendum—Dale R. Black (Incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q filed on March 6, 2009)
10.18	†	Isle of Capri Casinos, Inc. Employment Agreement Compliance Addendum—Edmund L. Quatmann, Jr. (Incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q filed on March 6, 2009)
10.19	†
Employment Agreement dated as of August 6, 2009, between Isle of Capri Casinos, Inc. and Eric Hausler (Incorporated by reference to Exhibit 10.19 to the Annual Report on Form 10-K/A filed on June 8, 2010)
10.20	†
First Amendment to Employment Agreement, dated August 11, 2014, between Isle of Capri Casinos, Inc. and Eric L. Hausler (Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed on August 29, 2014)
10.21	†
First Amendment to Employment Agreement, dated as of June 28, 2011, between Isle of Capri Casinos, Inc. and Arnold Block (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on June 29, 2011)
10.22	†
Employment Agreement, dated as of January 7, 2013, between Isle of Capri Casinos, Inc. and John Wilson (Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed on February 20, 2013)
10.23	†	Form Employment Agreement for Senior Vice Presidents of Isle of Capri Casinos, Inc. (Incorporated by reference to Exhibit 10.21 to the Annual Report on Form 10-K filed on July 2, 2013)
10.24	†	Form Stock Option Award Agreement (Incorporated by reference to Exhibit 10.20 to the Annual Report on Form 10-K filed on July 11, 2008)
10.25	†	Form of Restricted Stock Award Agreement (Incorporated by reference to Exhibit 10.22 to the Annual Report on Form 10-K filed on June 25, 2009)
10.26	†	Form of Performance Based Restricted Stock Unit Agreement (Incorporated by reference to Exhibit 10.24 to the Annual Report on Form 10-K filed on June 14, 2012)
10.27	†*	Form of Non-Qualified Stock Option Agreement
10.28	†*	Form of Performance Stock Unit Agreement
10.29	†*	Form of Restricted Stock Unit Agreement
10.30
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

EXHIBIT NUMBER	DESCRIPTION
10.31	Security Agreement, dated as of July 26, 2007, among Isle of Capri Casinos, Inc., its material subsidiaries party thereto, and Credit Suisse, Cayman Islands Branch, as Administrative Agent for and representative of the financial institutions party to the Credit Agreement and any Hedge Providers (as defined therein) (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on July 31, 2007)
10.32
First Amendment to Credit Agreement, dated as of February 17, 2010, among the Company, as borrower, the financial institutions listed therein, as lenders, Credit Suisse AG, Cayman Islands Branch, as administrative agent and the other agents referred to therein among Isle of Capri Casinos, Inc., the Lenders listed therein (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on February 29, 2010)
10.33
Second Amendment to Credit Agreement, dated as of March, 25, 2011, among Isle of Capri Casinos, Inc., as borrower, certain subsidiaries of Isle of Capri Casinos, Inc., the financial institutions listed therein, as lenders, Wells Fargo Bank, National Association, as administrative agent (as successor to Credit Suisse AG, Cayman Islands Branch (f/k/a Credit Suisse, Cayman Islands Branch)), and the other agents referred to therein (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on March 31, 2011)
10.34
Third Amendment to Credit Agreement, dated as of November 21, 2012, among Isle of Capri Casinos, Inc., as borrower, certain subsidiaries of isle of Capri casinos, Inc., the financial institutions listed therein, as lenders, Wells Fargo Bank, National Association, as administrative agent (as successor to Credit Suisse AG, Cayman Islands Branch (f/k/a Credit Suisse, Cayman Islands Branch)), and the other agents referred to therein (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on November 27, 2012)
10.35
Fourth Amendment Documents to Credit Agreement and Amendments to Loan Documents, dated as of April 19, 2013 among the Company, the financial institutions listed therein as Lenders and Wells Fargo Bank, National Association (as successor to Credit Suisse AG, Cayman Islands Branch (f/k/a Credit Suisse, Cayman Islands Branch)), as administrative agent to the Lenders, Issuing Bank and Swing Line Lender (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on April 24, 2013)
10.36
Fifth Amendment to Credit Agreement, dated as of July 2, 2013, among Isle of Capri Casinos, Inc., as borrower, certain subsidiaries of Isle of Capri Casinos, Inc., the financial institutions listed therein, as lenders, Wells Fargo Bank, National Association, as administrative agent, and the other agents referred to therein (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on July 2, 2013)
10.37
Sixth Amendment to Credit Agreement, dated as of October 29, 2014, among Isle of Capri Casinos, Inc., as borrower, certain subsidiaries of Isle of Capri Casinos, Inc., the financial institutions listed therein, as Lenders, and Wells Fargo Bank, National Association, as one of the Requisite Lenders, Issuing Bank, Swing Line Lender and as the administrative agent. (Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed on December 4, 2014)
10.38
Amended and Restated Lease, dated as of April 19, 1999, among Port Resources, Inc. and CRU, Inc., as landlords and St. Charles Gaming Company, Inc., as tenant (St. Charles) (Incorporated by reference to Exhibit 10.28 to the Annual Report on Form 10-K filed on July 02, 1999)

EXHIBIT NUMBER	DESCRIPTION
10.39	Lease of property in Coahoma, Mississippi dated as of November 16, 1993 by and among Roger Allen Johnson, Jr., Charles Bryant Johnson and Magnolia Lady, Inc. (Incorporated by reference to the Registration Statement on Form S-4/A filed June 19, 2002)
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
10.53
Third Addendum to the Lease and Agreement-Spring 1995 between Andrianakos Limited Liability Company and Isle of Capri Black Hawk, LLC. dated as of April 22, 2003. (Incorporated by reference to Exhibit 10.48 to the Annual Report on Form 10-K filed on July 11, 2008)
10.54
Fourth Addendum to the Lease and Agreement-Spring 1995 between Andrinakos Limited Liability Company and Isle of Capri Black Hawk, LLC. Dated as of December 11, 2013. (Incorporated by reference to Exhibit 10.49 to the Annual Report on Form 10-K filed on June 23, 2014)
10.55
Development Agreement by and between IOC-Cape Girardeau, LLC and the City of Cape Girardeau, Missouri dated as of October 4, 2010. (Incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed on December 3, 2010)
10.56
Amended and Restated Operator's Contract by and between Black Hawk County Gaming Association and IOC Black Hawk County, Inc. dated as of November 9, 2004. (Incorporated by reference to Exhibit 10.51 to the Annual Report on Form 10-K filed on June 23, 2014)
10.57
Management Agreement by and between Gamblers Supply Management Company and the Marquette Gaming Corporation dated as of June 10, 1994. (Incorporated by reference to Exhibit 10.52 to the Annual Report on Form 10-K filed on June 23, 2014)
10.58
Operator's Contract by and between the Riverbend Regional Authority, Green Bridge Company, Bettendorf Riverfront Development Company, L.C., Lady Luck Gaming Corporation and Lady Luck Bettendorf, L.C., dated as of August 11, 1994. (Incorporated by reference to Exhibit 10.53 to the Annual Report on Form 10-K filed on June 23, 2014)
10.59
Amendment to Operator's Contract by and among Green Bridge Company, Bettendorf Riverfront Development Company, L.C., Lady Luck Gaming Corporation, Lady Luck Bettendorf, L.C. and Riverbend Regional Authority, dated as of August 27, 1998. (Incorporated by reference to Exhibit 10.54 to the Annual Report on Form 10-K filed on June 23, 2014)
10.60
Second Amendment to Operator's Contract by and between Isle of Capri Bettendorf, L.C. and Scott County Regional Authority dated as of June 30, 2004. (Incorporated by reference to Exhibit 10.55 to the Annual Report on Form 10-K filed on June 23, 2014)
10.61
Third Amendment to Operator's Contract by and between Isle of Capri Bettendorf, L.C. and Scott County Regional Authority dated as of October 30, 2007. (Incorporated by reference to Exhibit 10.56 to the Annual Report on Form 10-K filed on June 23, 2014)
10.62	*	Fourth Amendment to Operator's Contract by and between Isle of Capri Bettendorf, L.C. and Scott County Regional Authority dated as of March 11, 2015.
21.1	*	Significant Subsidiaries of Isle of Capri Casinos, Inc.
23.1	*	Consent of Ernst & Young LLP
31.1	*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

EXHIBIT NUMBER		DESCRIPTION
31.2	*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
32.1	*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350
32.2	*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350
99.1	*	Description of Governmental Regulation.
101	*
The following financial statements and notes from the Isle of Capri Casinos, Inc. Annual Report on Form 10-K for the year ended April 26, 2015, filed on June 17, 2015, formatted in XBRL: (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statement of Comprehensive Income (Loss); (iv) Consolidated Statements of Stockholders' Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements.

*
Filed herewith.

†
Management contract or compensatory plan or arrangement.