Form 10-Q
period 2015-07-26
ISLE OF CAPRI CASINOS INC
filed 2015-09-04
CIK 863015

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒                       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 26, 2015

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

As of September 2, 2015, the Company had a total of 40,690,195 shares of Common Stock outstanding (which excludes 1,375,953 shares held by us in treasury).

PART I—FINANCIAL INFORMATION

ITEM 1.                         FINANCIAL STATEMENTS

ISLE OF CAPRI CASINOS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

(Unaudited)

	July 26,	April 26,
	2015	2015
ASSETS
Current assets:
Cash and cash equivalents	$61,966	$66,437
Marketable securities	19,445	19,517
Accounts receivable, net	11,585	11,171
Inventory	6,365	6,509
Deferred income taxes	4,626	4,626
Prepaid expenses and other assets	17,522	11,274
Assets held for sale	5,386	138
Total current assets	126,895	119,672
Property and equipment, net	900,654	902,226
Other assets:
Goodwill	108,970	108,970
Other intangible assets, net	53,864	54,073
Deferred financing costs, net	17,903	19,075
Restricted cash and investments	9,724	9,193
Prepaid deposits and other	5,229	4,743
Long-term assets held for sale	—	9,810
Total assets	$1,223,239	$1,227,762
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$75	$170
Accounts payable	25,925	19,690
Accrued liabilities:
Payroll and related	32,816	43,371
Property and other taxes	23,110	20,456
Income tax payable	125	125
Interest	14,492	15,350
Progressive jackpots and slot club awards	16,520	16,123
Other	22,198	18,326
Total current liabilities	135,261	133,611
Long-term debt, less current maturities	989,209	992,712
Deferred income taxes	38,185	37,334
Other accrued liabilities	18,032	18,432
Other long-term liabilities	13,912	22,211
Stockholders’ equity:
Preferred stock, $.01 par value; 2,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value; 60,000,000 shares authorized; shares issued: 42,066,148 at July 26, 2015 and April 26, 2015	421	421
Class B common stock, $.01 par value; 3,000,000 shares authorized; none issued	—	—
Additional paid-in capital	241,500	241,899
Retained earnings (deficit)	(195,928)	(199,072)
	45,993	43,248
Treasury stock,1,375,953 shares at July 26, 2015 and 1,568,875 at April 26, 2015	(17,353)	(19,786)
Total stockholders’ equity	28,640	23,462
Total liabilities and stockholders’ equity	$1,223,239	$1,227,762

See notes to the consolidated financial statements.

ISLE OF CAPRI CASINOS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended
	July 26,	July 27,
	2015	2014
Revenues:
Casino	$260,053	$249,541
Rooms	8,115	8,031
Food, beverage, pari-mutuel and other	32,989	33,466
Gross revenues	301,157	291,038
Less promotional allowances	(54,233)	(54,142)
Net revenues	246,924	236,896
Operating expenses:
Casino	38,713	39,002
Gaming taxes	66,359	63,290
Rooms	1,883	1,847
Food, beverage, pari-mutuel and other	12,122	11,847
Marine and facilities	14,106	14,147
Marketing and administrative	56,400	57,706
Corporate and development	7,643	9,148
Depreciation and amortization	20,051	19,409
Total operating expenses	217,277	216,396
Operating income	29,647	20,500
Interest expense	(17,441)	(21,329)
Interest income	79	87
Loss on early extinguishment of debt	(2,966)	—

Income (loss) from continuing operations before income taxes	9,319	(742)
Income tax provision	(851)	(983)
Income (loss) from continuing operations	8,468	(1,725)
Loss from discontinued operations, net of income tax provision of $- for the three months ended July 26, 2015 and July 27, 2014	(5,324)	(592)
Net income (loss) and Comprehensive income (loss)	$3,144	$(2,317)

Income (loss) per common share-basic:
Income (loss) from continuing operations	$0.21	$(0.04)
Loss from discontinued operations, net of income taxes	(0.13)	(0.02)
Net income (loss)	$0.08	$(0.06)

Earnings (loss) per common share-diluted:
Income (loss) from continuing operations	$0.21	$(0.04)
Loss from discontinued operations, net of income taxes	(0.13)	(0.02)
Net income (loss)	$0.08	$(0.06)

Weighted average basic shares	40,580,806	39,827,889
Weighted average diluted shares	41,253,611	39,827,889

See notes to the consolidated financial statements.

ISLE OF CAPRI CASINOS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share amounts)

(Unaudited)

	Shares of		Additional	Retained		Total
	Common	Common	Paid-in	Earnings	Treasury	Stockholders’
	Stock	Stock	Capital	(Deficit)	Stock	Equity
Balance, April 26, 2015	42,066,148	$421	$241,899	$(199,072)	$(19,786)	$23,462
Net income	—	—	—	3,144	—	3,144
Other comprehensive income (loss), net of tax	—	—	—	—	—	—
Exercise of stock options	—	—	(470)	—	1,135	665
Issuance of restricted stock from treasury stock	—	—	(1,298)	—	1,298	—
Stock compensation expense	—	—	1,369	—	—	1,369
Balance, July 26, 2015	42,066,148	$421	$241,500	$(195,928)	$(17,353)	$28,640

See notes to the consolidated financial statements.

ISLE OF CAPRI CASINOS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended
	July 26,	July 27,
	2015	2014
Operating activities:
Net income (loss)	$3,144	$(2,317)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	20,331	19,643
Valuation charges	4,400	—
Amortization and write-off of deferred financing costs	1,057	1,119
Amortization of debt (premium) discount	(111)	63
Loss on early extinguishment of debt	2,966	—
Deferred income taxes	851	982
Stock compensation expense	1,369	883
Loss on disposal of assets	38	30
Changes in operating assets and liabilities:
Marketable securities	72	(277)
Accounts receivable	136	1,809
Income tax receivable	—	(170)
Prepaid expenses and other assets	(6,471)	(9,880)
Accounts payable and accrued liabilities	(1,362)	4,736
Net cash provided by operating activities	26,420	16,621

Investing activities:
Purchase of property and equipment	(15,777)	(8,979)
Proceeds from sale of property and equipment	7	22
(Increase)/decrease in restricted cash and investments	(120)	592
Net cash used in investing activities	(15,890)	(8,365)

Financing activities:
Principal payments on debt	(62,343)	(56)
Net borrowings (repayments) on line of credit	58,700	(9,700)
Payment of other long-term obligation	(9,384)	—
Premium payments on retirement of long-term debt	(2,409)	—
Payment of deferred financing costs	(230)	—
Proceeds from exercise of stock options	665	—
Net cash used in by financing activities	(15,001)	(9,756)

Net decrease in cash and cash equivalents	(4,471)	(1,500)
Cash and cash equivalents, beginning of period	66,437	69,830
Cash and cash equivalents, end of the period	$61,966	$68,330

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

2.  Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) and in accordance with accounting principles generally accepted in the United States of America for interim financial reporting. Accordingly, certain information and note disclosures normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States have been condensed or omitted. In management’s opinion, the accompanying interim condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of the results presented. The accompanying interim condensed consolidated financial statements have been prepared without audit. The results for interim periods are not necessarily indicative of results that may be expected for any other interim period or for the full year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended April 26, 2015 as filed with the SEC and all of our other filings, including Current Reports on Form 8-K, filed with the SEC after such date and through the date of this report, which are available on the SEC’s website at www.sec.gov or our website at www.islecorp.com.

Our fiscal year ends on the last Sunday in April. Periodically, this system necessitates a 53-week year.  Fiscal 2016 and 2015 are both 52-week years, which commenced on April 27, 2015 and April 28, 2014, respectively.

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

3. New Accounting Pronouncements

In May 2014, the FASB issued Update No. 2014-09, “Revenue from Contracts with Customers,” which converges the FASB’s and the International Accounting Standards Board’s current standards on revenue recognition. The standard provides companies with a single model to use in accounting for revenue arising from contracts with customers and supersedes current revenue guidance. In July 2015, the FASB approved the deferral of this new standard to be effective for the standard is for annual periods beginning after December 15, 2017.  Early adoption is permitted for annual periods after December 15, 2016. The standard permits companies to either apply the adoption to all periods presented, or apply the requirements in the year of adoption through a cumulative adjustment.  We are currently evaluating the impact of adopting this accounting standard update on our financial statements and disclosures.

4. Discontinued Operations

On August 11, 2015, we announced our intent to close our casino property in Natchez, Mississippi and our entry into a definitive agreement to sell the hotel and related certain non-gaming assets to Casino Holding Investment Partners, LLC for $11,500. The transaction is expected to be completed in October 2015 subject to customary closing conditions.

We adopted Accounting Standards Update No. 2014-08, “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity” (“ASU 2014-08”) on April 27, 2015. The disposition of our Natchez reporting unit qualifies for discontinued accounting treatment under ASU 2014-08 and as such, the operations of our Natchez property have been classified as discontinued operations and as assets held for sale for all periods presented.  As a result of our decision to separately sell the Natchez gaming vessel and certain other assets, we determined that the carrying value of the assets were greater than their net realizable value and recorded a non-cash pretax charge of $4,400 during the three months ended July 26, 2015.  The Company incurred $276 and $177 for capital expenditures at our Natchez property during the three months ended July 26, 2015 and July 27, 2014, respectively.

The results of our discontinued operations are summarized as follows:

	Three Months Ended
	July 26,	July 27,
	2015	2014
Net revenues	$4,544	$4,753
Valuation charges	4,400	—
Depreciation expense	280	234
Pretax loss from discontinued operations	(5,324)	(592)
Income tax benefit from discontinued operations	—	—
Loss from discontinued operations	(5,324)	(592)

The assets held for sale are as follows:

	July 26,	April 26,
	2015	2015
Current Assets:
Inventory	$132	$138
Property and equipment, net	5,254	9,810
Total asssets	$5,386	$9,948

5.  Long-Term Debt

Long-term debt consists of the following:

	July 26,	April 26,
	2015	2015
Senior Secured Credit Facility:
Revolving line of credit, expires April 19, 2018, interest payable at least quarterly at either LIBOR and/or prime plus a margin	$133,700	$75,000
5.875% Senior Notes, interest payable semi-annually March 15 and September 15, net	502,876	502,987
7.75% Senior Notes, interest payable semi-annually March 15 and September 15, net	—	62,012
8.875% Senior Subordinated Notes, interest payable Semi-annually June 15 and December 15	350,000	350,000
Other	2,708	2,883
	989,284	992,882
Less current maturities	75	170
Long-term debt	$989,209	$992,712

Senior Secured Credit Facility—Our Senior Secured Credit Facility as amended and restated (“Credit Facility”) consists of a $300,000 revolving line of credit. The Credit Facility is secured on a first priority basis by substantially all of our assets and guaranteed by substantially all of our restricted subsidiaries.

Our net revolving line of credit availability at July 26, 2015, as limited by our outstanding borrowings, was approximately $159,000, after consideration of approximately $7,000 in outstanding letters of credit. We have an annual commitment fee related to the unused portion of the Credit Facility of up to 0.55% which is included in interest expense in the accompanying consolidated statements of operations. The weighted average effective interest rates of the Credit Facility for the three months ended July 26, 2015 was 2.77%.

The Credit Facility includes a number of affirmative and negative covenants. Additionally, we must comply with certain financial covenants including maintenance of a total leverage ratio, senior secured leverage ratio and minimum interest coverage ratio. The Credit Facility also restricts our ability to make certain investments or distributions. We were in compliance with the covenants as of July 26, 2015.

5.875% Senior Notes—In March 2013, we issued $350,000 of 5.875% Senior Notes due 2021 (“5.875% Senior Notes”). The net proceeds from the issuance were used to repay term loans under our Credit Facility. On April 14, 2015, we issued an additional $150,000 of 5.875% Senior Notes at a price of 102.0%, which have the same terms and are treated as the same class as the outstanding 5.875% Senior Notes (the “April 2015 issuance”). After deducting the underwriting fees, the net proceeds of the $151,500 from the April 2015 issuance were used to purchase a portion of the 7.75% Senior Notes validly tendered pursuant to a cash tender offer for any and all of our outstanding 7.75% Senior Notes (the “Tender Offer”). As a result of these issuances, we capitalized deferred financing costs of $231 in the three months ended July 26, 2015 and $2,536 in fiscal 2015.

The 5.875% Senior Notes are general unsecured obligations and rank junior to all of our senior secured indebtedness and senior to our senior subordinated indebtedness. The 5.875% Senior Notes are redeemable, in whole or in part, at our option at any time on or after March 15, 2016, with call premiums as defined in the indenture governing the 5.875% Senior Notes.

7.75% Senior Notes—In March 2011, we issued $300,000 of 7.75% Senior Notes due 2019 at a price of 99.264% (“7.75% Senior Notes”).  On April 13, 2015, we accepted for purchase $237,832 of the outstanding 7.75% Senior Notes validly tendered pursuant to the Tender Offer and we funded the payments utilizing the net proceeds from the 5.875% Senior Notes April 2015 issuance, additional borrowings under our Credit Facility and cash on hand. On April 14, 2015, we issued an irrevocable notice of redemption of the remaining $62,168 of outstanding 7.75% Senior Notes at a redemption price of 103.875% of the principal amount, plus accrued and unpaid interest at the redemption date in accordance with the terms of the indenture governing the 7.75% Senior Notes.  On May 14, 2015, we completed the redemption for approximately $65,000, utilizing additional borrowings under our Credit Facility and cash on hand. As a result of the completed redemption, we incurred expenses related to the write-off of the remaining deferred financing costs and the discount, redemption fees and other related costs of $2,966, recorded as a loss on early extinguishment of debt in the consolidated statement of operations for the three months ended July 26, 2015.

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

The 5.875% Senior Notes and 8.875% Senior Subordinated Notes are guaranteed, on a joint and several basis, by substantially all of our significant subsidiaries and certain other subsidiaries as described in Note 12. All of the guarantor subsidiaries are wholly owned by us.

The indentures governing the 5.875% Senior Notes and 8.875% Senior Subordinated Notes limit, among other things, our ability and our restricted subsidiaries’ ability to borrow money, make restricted payments, use assets as security in other transactions, enter into transactions with affiliates, pay dividends, or repurchase stock. The indentures also limit our ability to issue and sell capital stock of subsidiaries, sell assets in excess of specified amounts or merge with or into other companies.

6. Other Long-Term Obligations

Quad-Cities Waterfront Convention Center—We entered into agreements with the City of Bettendorf, Iowa in connection with the City’s construction of a convention center which opened in January 2009, adjacent to our hotel. Under these agreements,we lease, manage, and provide financial and operating support for the convention center. The Company was deemed, for accounting purposes only, to be the owner of the convention center during the construction period. Upon completion of the convention center we were precluded from accounting for the transaction as a sale and leaseback due to our continuing involvement. Therefore, we are accounting for the transaction using the direct financing method. Under the terms of our agreements for the convention center, we have also guaranteed certain obligations related to notes issued by the City of Bettendorf, Iowa for the construction of the convention center.

On May 4, 2015, we made a payment of approximately $9,400 related to the notes issued by the City per the terms of our agreement with borrowings from our Credit Facility. With this prepayment, we have fulfilled our financial obligation related to the Convention Center and have no future payments under this long-term obligation. The remaining balance of the long-term obligation will remain on our consolidated balance sheet until completion of the lease agreement, at which time the related fixed assets, net of accumulated depreciation, and the net remaining obligation over the net carrying value of the associated fixed assets will be recognized as a gain on sale of the facility.

7.  Earnings Per Share

The following table sets forth the computation of basic and diluted income (loss) per share:

	Three Months Ended
	July 26,	July 27,
	2015	2014
Numerator:
Income (loss) applicable to common shares:
Income (loss) from continuing operations	$8,468	$(1,725)
Loss from discontinued operations	(5,324)	(592)

Net income (loss)	$3,144	$(2,317)

Denominator:
Denominator for basic earnings (loss) per share - weighted average shares	40,580,806	39,827,889
Effect of dilutive securities
Employee stock options	188,532	—
Restricted stock units	484,273	—
Denominator for diluted earnings (loss) per share - adjusted weighted average shares and assumed conversions	41,253,611	39,827,889

Basic earnings (loss) per share:
Income (loss) from continuing operations	$0.21	$(0.04)
Loss from discontinued operations	(0.13)	(0.02)
Net income (loss)	$0.08	$(0.06)

Diluted earnings (loss) per share:
Income (loss) from continuing operations	$0.21	$(0.04)
Loss from discontinued operations	(0.13)	(0.02)
Net income (loss)	$0.08	$(0.06)

Our basic earnings (loss) per share are computed by dividing net income (loss) by the weighted average number of shares outstanding for the period.  Stock options representing 94,460 shares, which were anti-dilutive, were excluded from the calculation of common shares for diluted earnings per share for the three months ended July 26, 2015.

Due to the loss from continuing operations, stock options representing 44,418 shares, which are potentially dilutive, and 746,110 shares, which were anti-dilutive, were excluded from the calculation of common shares for diluted earnings per share for the three months ended July 27, 2014. As the minimum market performance conditions related to our restricted stock units had not been achieved as of July 27, 2014, 1,656,943 units were excluded from the calculation of diluted earnings per share for three months ended July 27, 2014.

8.  Stock Based Compensation

Under our Amended and Restated 2009 Long-Term Incentive Plan we have issued restricted stock units, performance stock units, restricted stock and stock options.

Restricted Stock Units—During the three months ended July 26, 2015, we granted 104,982 restricted stock units (“RSUs”) to employees with a fair market value of $14.89 per unit on the date of grant. The RSUs will vest and be converted to stock ratably over three years commencing on the one-year anniversary of the grant date.  As of July 26, 2015, our unrecognized compensation cost for these RSUs was $1,324.  Considering the population of employees receiving this award, our current estimate of forfeitures is 0%.

During fiscal 2013, we granted RSUs containing market performance conditions which determined the number of RSUs awarded. The market condition period ended April 26, 2015 and a gross award of 1,532,417 shares was achieved. Per the terms of the award agreement, the awards were issued net of shares necessary to pay minimum withholding taxes with 50% of the RSUs vesting on April 26, 2015 and the remainder vesting on April 26, 2016.  The fair value of these RSUs was initially determined utilizing a lattice pricing model which considered a range of assumptions including volatility and risk-free interest rates.  The aggregate compensation cost related to these RSUs was $4,637 to be recognized over the vesting periods. As of July 26, 2015, our unrecognized compensation cost remaining on the second RSU tranche vesting April 26, 2016 was $434 and an estimated 465,679 shares will be issued net of shares to pay minimum withholding taxes for the second tranche.

Performance Stock Units—During the three months ended July 26, 2015, we granted performance stock units (“PSUs”) to employees with a company performance condition which will determine the number of shares which will ultimately vest, if any, up to 251,964 shares.  Any shares earned will vest at the end of three years from the date of grant.  The probability of meeting the performance condition will be assessed on a regular basis and compensation cost will be adjusted accordingly. The aggregate compensation cost related to these PSUs, based on the target number of shares awarded, is $2,501 to be recognized over the vesting periods. As of July 26, 2015, our unrecognized compensation cost for these PSUs is $2,293, based on current probability assumptions. Considering the population of employees receiving this award, our current estimate of forfeitures is 0%.

Restricted Stock—During the three months ended July 26, 2015, we issued 102,922 shares of restricted stock to employees with a grant-date fair value of $20.10.  Restricted stock awards are made to employees and directors under annual long-term incentive grants which primarily vest one-third on each anniversary of the grant date. Our aggregate estimate of forfeitures for restricted stock for employees and directors is 10% and 0%, respectively. As of July 26, 2015, our unrecognized compensation cost for unvested restricted stock was $2,122 with a remaining weighted average vesting period of 1.10 years.

Stock Options—During the three months ended July 26, 2015, we issued 378,905 non-qualified stock options, which have a maximum term of seven years and are exercisable in yearly installments of 20% commencing one year after the grant date. The options have a per share grant date fair value of $5.764 utilizing the Black-Sholes-Merton option pricing model with the range of assumptions disclosed in the following table:

Three Months Ended
July 26, 2015
Weighted average expected volatility	42.61%
Expected dividend yield	0.00%
Weighted average expected term (in years)	5
Weighted average risk-free interest rate	1.36%

Weighted average volatility is calculated using the historical volatility of our stock price over a range of dates equal to the expected term of the grant’s options. The weighted average expected term is calculated using historical data that is representative of the option for which the fair value is to be determined. The expected term represents the period of time that options granted are expected to be outstanding. The weighted average risk-free rate is based on the U.S. Treasury yield curve in effect at the time of the grant for the approximate period of time equivalent to the grant’s expected term.  Considering the population of employees receiving stock options, our current estimate of forfeitures is 0%. As of July 26, 2015, our unrecognized compensation cost for unvested options was $1,935.

9.  Fair Value

Items Measured at Fair Value on a Recurring Basis—The following table sets forth the assets measured at fair value on a recurring basis, by input level, in the consolidated balance sheets at July 26, 2015 and April 26, 2015:

	July 26, 2015
	Level 1	Level 2	Total
Assets:
Marketable securities	$7,495	$11,950	$19,445
Restricted cash and investments	6,100	3,625	9,725

	April 26, 2015
	Level 1	Level 2	Total
Assets:
Marketable securities	$6,809	$12,708	$19,517
Restricted cash and investments	5,553	3,640	9,193

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

Items Measured at Fair Value on a Non-recurring Basis- The following table sets forth the assets measured at fair value on a non-recurring basis, by input level, in the consolidated balance sheet at July 26, 2015 as well as the valuation charge recorded during the three months ended July 26, 2015:

	July 26, 2015
		Valuation
	Level 3	Charge
Property and equipment, net	$5,254	$4,400

Property and equipment, net—The market approach was used to value certain Natchez property and equipment using Level 3 inputs including future cash flow estimates. Refer to note 4, “Discontinued Operations” for additional information.

Other Financial Instruments - The estimated carrying amounts and fair values of our other financial instruments are as follows:

	July 26, 2015		April 26, 2015
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
Financial liabilities:
Revolving line of credit	$133,700	$131,026	$75,000	$73,875
5.875% Senior notes	502,876	516,250	502,987	515,055
7.75% Senior notes	—	—	62,012	64,593
8.875% Senior subordinated notes	350,000	378,000	350,000	383,915
Other long-term debt	2,708	2,708	2,883	2,883
Other long-term obligations	13,912	13,912	22,211	22,211

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

10.  Income Taxes

A summary of our effective income tax provision from continuing operations is as follows:

	Three Months Ended
	July 26, 2015	July 27, 2014
Federal taxes at the statutory rate	$3,262	$(467)
State taxes	(174)	(340)
Permanent differences	289	540
Tax credits	(356)	(112)
Valuation allowance	(2,170)	1,362
Income tax provision from continuing operations	$851	$983

Our income tax provision consists of changes in the deferred tax liability attributable to indefinite lived intangibles and expense in state jurisdictions without net operating loss carryforwards available or without valuation allowances.

As of July 26, 2015, we have a full valuation allowance on our federal and state deferred tax assets other than those related to the state and local deferred tax assets at our Florida and Kansas City casinos.  Despite our recent positive financial results, we believe the remaining valuation allowances continue to be necessary to offset our deferred tax assets. We continue to monitor our cumulative income position, income trends, and future projections of sustained profitability for all of our operations with deferred tax assets subject to valuation allowances.

11.  Supplemental Disclosures

Cash Flow — For the three months ended July 26, 2015 and July 27, 2014, we made net cash interest payments of $17,321 and $17,109, respectively. Additionally, we made income tax payments of $0 and $171 during the three months ended July 26, 2015 and July 27, 2014, respectively.

The change in accrued purchases of property and equipment in accounts payable was an increase of $2,661 and $1,096, for the three months ended July 26, 2015 and July 27, 2014, respectively.

During the three months ended July 26, 2015, we capitalized interest of $73, primarily related to hotel renovations at our Bettendorf property.

12.  Consolidating Condensed Financial Information

Certain of our wholly owned subsidiaries have fully and unconditionally guaranteed on a joint and several basis, the payment of all obligations under our 5.875% Senior Notes and 8.875% Senior Subordinated Notes.

The following wholly owned subsidiaries of the Company are guarantors, on a joint and several basis, under the  5.875% Senior Notes and 8.875% Senior Subordinated Notes: Black Hawk Holdings, L.L.C.; CCSC/Blackhawk, Inc.; IC Holdings Colorado, Inc.; IOC-Black Hawk Distribution Company, L.L.C.; IOC-Boonville, Inc.; IOC-Caruthersville, L.L.C.; IOC-Kansas City, Inc.; IOC-Lula, Inc.; IOC-Natchez, Inc.; IOC-Black Hawk County, Inc.; IOC Holdings, L.L.C.; IOC-Vicksburg, Inc.; IOC-Vicksburg, LLC; Rainbow Casino- Vicksburg Partnership, L.P.; IOC Cape Girardeau, LLC; Isle of Capri Bettendorf, L.C; Isle of Capri Black Hawk, L.L.C.; Isle of Capri Marquette, Inc.; PPI, Inc.; and St. Charles Gaming Company, L.L.C. Each of the subsidiaries’ guarantees is joint and several with the guarantees of the other subsidiaries.

During fiscal 2015, our wholly owned subsidiary, IOC-Davenport, Inc. changed designations from a Guarantor Subsidiary to a Non-Guarantor Subsidiary. All periods presented below reflect the operations of IOC-Davenport, Inc. as a Non-Guarantor Subsidiary.

Consolidating condensed balance sheets as of July 26, 2015 and April 26, 2015 are as follows:

	As of July 26, 2015
	Isle of Capri			Consolidating
	Casinos, Inc.		Non-	and	Isle of Capri
	(Parent	Guarantor	Guarantor	Eliminating	Casinos, Inc.
	Obligor)	Subsidiaries	Subsidiaries	Entries	Consolidated
Balance Sheet
Current assets	$29,011	$77,900	$26,200	$(6,216)	$126,895
Intercompany receivables	411,778	11,702	21,946	(445,426)	—
Investments in subsidiaries	581,737	3,358	—	(585,095)	—
Property and equipment, net	4,495	869,153	27,006	—	900,654
Other assets	29,994	151,193	22,654	(8,151)	195,690
Total assets	$1,057,015	$1,113,306	$97,806	$(1,044,888)	$1,223,239

Current liabilities	$33,714	$75,893	$31,870	$(6,216)	$135,261
Intercompany payables	—	420,426	25,000	(445,426)	—
Long-term debt, less current maturities	989,209	—	—	—	989,209
Other accrued liabilities	5,452	65,695	7,133	(8,151)	70,129
Stockholders’ equity	28,640	551,292	33,803	(585,095)	28,640
Total liabilities and stockholders’ equity	$1,057,015	$1,113,306	$97,806	$(1,044,888)	$1,223,239

	As of April 26, 2015
	Isle of Capri			Consolidating
	Casinos, Inc.		Non-	and	Isle of Capri
	(Parent	Guarantor	Guarantor	Eliminating	Casinos, Inc.
	Obligor)	Subsidiaries	Subsidiaries	Entries	Consolidated
Balance Sheet
Current assets	$14,582	$79,118	$26,157	$(185)	$119,672
Intercompany receivables	433,527	—	—	(433,527)	—
Investments in subsidiaries	573,258	3,358	—	(576,616)	—
Property and equipment, net	4,844	869,486	27,896	—	902,226
Other assets	32,217	160,727	22,123	(9,203)	205,864
Total assets	$1,058,428	$1,112,689	$76,176	$(1,019,531)	$1,227,762

Current liabilities	$36,304	$71,723	$25,769	$(185)	$133,611
Intercompany payables	—	425,267	8,260	(433,527)	—
Long-term debt, less current maturities	992,650	—	62	—	992,712
Other accrued liabilities	6,012	73,982	7,186	(9,203)	77,977
Stockholders’ equity	23,462	541,717	34,899	(576,616)	23,462
Total liabilities and stockholders’ equity	$1,058,428	$1,112,689	$76,176	$(1,019,531)	$1,227,762

Consolidating condensed statements of operations for the three months ended July 26, 2015 and July 27, 2014 are as follows:

	For the Three Months Ended July 26, 2015
	Isle of Capri			Consolidating
	Casinos, Inc.		Non-	and	Isle of Capri
	(Parent	Guarantor	Guarantor	Eliminating	Casinos, Inc.
Statement of Operations	Obligor)	Subsidiaries	Subsidiaries	Entries	Consolidated
Revenues:
Casino	$—	$248,831	$11,222	$—	$260,053
Rooms, food, beverage, pari-mutuel and other	19	39,997	3,229	(2,141)	41,104
Management fee revenue	8,910	—	—	(8,910)	—
Gross revenues	8,929	288,828	14,451	(11,051)	301,157
Less promotional allowances	—	(51,737)	(2,496)	—	(54,233)
Net revenues	8,929	237,091	11,955	(11,051)	246,924

Operating expenses:
Casino	—	36,861	1,852	—	38,713
Gaming taxes	—	61,866	4,493	—	66,359
Rooms, food, beverage, pari-mutuel and other	7,347	80,964	5,984	(2,141)	92,154
Management fee expense	—	8,610	300	(8,910)	—
Depreciation and amortization	456	18,531	1,064	—	20,051
Total operating expenses	7,803	206,832	13,693	(11,051)	217,277

Operating income (loss)	1,126	30,259	(1,738)	—	29,647
Interest expense, net	(7,844)	(8,983)	(535)	—	(17,362)
Loss on extinguishment of debt	(2,966)	—	—	—	(2,966)
Equity in income (loss) of subsidiaries	13,724	—	—	(13,724)	—
Income (loss) from continuing operations before income taxes and noncontolling interest	4,040	21,276	(2,273)	(13,724)	9,319
Income tax (provision) benefit	4,428	(6,426)	1,147	—	(851)
Income (loss) from continuining operations	8,468	14,850	(1,126)	(13,724)	8,468
Income (loss) of discontinued operations	(5,324)	(5,389)	—	5,389	(5,324)
Net income (loss)	$3,144	$9,461	$(1,126)	$(8,335)	$3,144

	For the Three Months Ended July 27, 2014
	Isle of Capri			Consolidating
	Casinos, Inc.		Non-	and	Isle of Capri
	(Parent	Guarantor	Guarantor	Eliminating	Casinos, Inc.
Statement of Operations	Obligor)	Subsidiaries	Subsidiaries	Entries	Consolidated
Revenues:
Casino	$—	$239,342	$10,199	$—	$249,541
Rooms, food, beverage, pari-mutuel and other	41	40,503	3,257	(2,304)	41,497
Management fee revenue	8,384	—	—	(8,384)	—
Gross revenues	8,425	279,845	13,456	(10,688)	291,038
Less promotional allowances	—	(51,652)	(2,490)	—	(54,142)
Net revenues	8,425	228,193	10,966	(10,688)	236,896

Operating expenses:
Casino	—	37,486	1,516	—	39,002
Gaming taxes	—	59,356	3,934	—	63,290
Rooms, food, beverage, pari-mutuel and other	9,409	81,925	5,665	(2,304)	94,695
Management fee expense	—	8,084	300	(8,384)	—
Depreciation and amortization	468	17,583	1,358	—	19,409
Total operating expenses	9,877	204,434	12,773	(10,688)	216,396

Operating income (loss)	(1,452)	23,759	(1,807)	—	20,500
Interest expense, net	(11,183)	(9,521)	(538)	—	(21,242)
Equity in income (loss) of subsidiaries	6,483	—	—	(6,483)	—
Income (loss) from continuing operations before income taxes and noncontolling interest	(6,152)	14,238	(2,345)	(6,483)	(742)
Income tax (provision) benefit	4,427	(6,433)	1,023	—	(983)
Income (loss) from continuining operations	(1,725)	7,805	(1,322)	(6,483)	(1,725)
Income (loss) of discontinued operations	(592)	(674)	—	674	(592)
Net income (loss)	$(2,317)	$7,131	$(1,322)	$(5,809)	$(2,317)

Consolidating condensed statements of cash flows for the three months ended July 26, 2015 and July 27, 2014 are as follows:

	Three Months Ended July 26, 2015
	Isle of Capri			Consolidating
	Casinos, Inc.		Non-	and	Isle of Capri
	(Parent	Guarantor	Guarantor	Eliminating	Casinos, Inc.
	Obligor)	Subsidiaries	Subsidiaries	Entries	Consolidated
Statement of Cash Flows
Net cash provided by (used in) operating activities	$(14,542)	$34,951	$6,011	$—	$26,420

Investing Activities:
Purchases of property and equipment, net of proceeds	(126)	(15,396)	(248)	—	(15,770)
Restricted cash and investments	—	—	(120)	—	(120)
Parent company investment in subsidiaries	21,809	—	—	(21,809)	—
Net cash provided by (used in) investing activities	21,683	(15,396)	(368)	(21,809)	(15,890)

Financing Activities:
Principal payments on debt	(62,185)	—	(158)	—	(62,343)
Net borrowings on line of credit	58,700	—	—	—	58,700
Payment of other long-term obligation	—	(9,384)	—	—	(9,384)
Premium payments on retirement of long-term debt	(2,409)	—	—	—	(2,409)
Payment of deferred financing costs	(230)	—	—	—	(230)
Proceeds from exercise of stock options	665	—	—	—	665
Net proceeds from (payments to) related parties	—	(16,604)	(5,205)	21,809	—
Net cash provided by (used in) financing activities	(5,459)	(25,988)	(5,363)	21,809	(15,001)

Net decrease in cash and cash equivalents	1,682	(6,433)	280	—	(4,471)
Cash and cash equivalents at beginning of period	5,077	53,033	8,327	—	66,437
Cash and cash equivalents at end of the period	$6,759	$46,600	$8,607	—	$61,966

	Three Months Ended July 27, 2014
	Isle of Capri			Consolidating
	Casinos, Inc.		Non-	and	Isle of Capri
	(Parent	Guarantor	Guarantor	Eliminating	Casinos, Inc.
	Obligor)	Subsidiaries	Subsidiaries	Entries	Consolidated
Statement of Cash Flows
Net cash provided by (used in) operating activities	$(16,629)	$26,651	$6,599	$—	$16,621

Investing Activities:
Purchases of property and equipment, net of proceeds	(689)	(8,131)	(137)	—	(8,957)
Restricted cash and investments	—	—	592	—	592
Parent company investment in subsidiaries	26,443	—	—	(26,443)	—
Net cash provided by (used in) investing activities	25,754	(8,131)	455	(26,443)	(8,365)

Financing Activities:
Principal payments on debt	(16)	—	(40)	—	(56)
Net repayments on line of credit	(9,700)	—	—	—	(9,700)
Net proceeds from (payments to) related parties	—	(19,201)	(7,242)	26,443	—
Net cash provided by (used in) financing activities	(9,716)	(19,201)	(7,282)	26,443	(9,756)

Net decrease in cash and cash equivalents	(591)	(681)	(228)	—	(1,500)
Cash and cash equivalents at beginning of period	6,051	53,787	9,992	—	69,830
Cash and cash equivalents at end of the period	$5,460	$53,106	$9,764	—	$68,330

13.  Commitments and Contingencies

Legal and Regulatory Proceedings— In October 2012, we opened our new casino in Cape Girardeau, Missouri. A subcontractor filed a mechanics’ lien against our property resulting from a dispute between the subcontractor and our general contractor for the construction project. We demanded that the general contractor cause the lien to be bonded against or satisfied; however, the general contractor refused to do so and asserted that a portion of the subcontractor’s claim resulted from additional work directly requested by us. In October 2013, the subcontractor filed suit against our wholly-owned subsidiary IOC-Cape Girardeau, LLC, the general contractor and two other defendants alleging various contract and equitable claims and are seeking damages of approximately $3,800. In August 2014, we filed a cross claim against the general contractor alleging breach of contract and various indemnity claims. The outcome of this matter is still in doubt and cannot be predicted with any degree of certainty.  In the event that we incur any costs in connection with this matter, we do not believe that any such costs would be material, and if incurred, the settlement of construction costs would be capitalized.

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

For a more complete description of the risks that may affect our business, see our Annual Report on Form 10-K for the year ended April 26, 2015.

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

Our operating results for the periods presented have been affected, both positively and negatively, by current economic conditions and several other factors discussed in detail below. Our historical operating results may not be indicative of our future results of operations because of these factors and the changing competitive landscape in each of our markets, as well as by factors discussed elsewhere herein. This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our Annual Report on Form 10-K for the year ended April 26, 2015 and by giving consideration to the following:

Items Impacting Income (Loss) from Continuing Operations— Significant items impacting our income (loss) from continuing operations during the fiscal quarters ended July 26, 2015 and July 27, 2014 are as follows:

Long-term Debt — In May 2015, we redeemed the remaining $62 million of our 7.75% Senior Notes and incurred a loss on early extinguishment of debt of $3.0 million in the fiscal quarter ended July 26, 2015.

Corporate Restructuring — During the fiscal quarter ended July 27, 2014, we eliminated executive positions in the corporate office to maximize efficiency and streamline reporting lines, resulting in severance expense of $2.3 million.

Colorado Referendum Costs — During the fiscal quarter ended July 27, 2014, the Company incurred $1.0 million of costs in support of efforts to defeat the proposed November 2014 referendum that would have expanded gaming to racetracks in certain counties in Colorado.

Discontinued Operations — On August 11, 2015, we announced our intent to close our casino property in Natchez, Mississippi and our entry into a definitive agreement to sell the hotel and related certain non-gaming assets to Casino Holding Investment Partners, LLC for $11.5 million. The transaction is expected to be completed in October 2015 subject to customary closing conditions. As such, the operations of our Natchez property have been classified as discontinued operations and as assets held for sale for all periods presented.  As a result of our decision to separately sell the Natchez gaming vessel and certain other assets, we determined that the carrying value of the assets were greater than their net realizable value and recorded a non-cash pretax charge of $4.4 million during the three months ended July 26, 2015.

Results of Operations

Revenues and operating expenses for the three months ended July 26, 2015 and July 27, 2014 are as follows:

	Three Months Ended
	July 26,	July 27,		Percentage
(in thousands)	2015	2014	Variance	Variance
Revenues:
Casino	$260,053	$249,541	$10,512	4.2%
Rooms	8,115	8,031	84	1.0%
Food, beverage, pari-mutuel and other	32,989	33,466	(477)	-1.4%
Gross revenues	301,157	291,038	10,119	3.5%
Less promotional allowances	(54,233)	(54,142)	(91)	0.2%
Net revenues	246,924	236,896	10,028	4.2%

Operating expenses:
Casino	38,713	39,002	(289)	-0.7%
Gaming taxes	66,359	63,290	3,069	4.8%
Rooms	1,883	1,847	36	1.9%
Food, beverage, pari-mutuel and other	12,122	11,847	275	2.3%
Marine and facilities	14,106	14,147	(41)	-0.3%
Marketing and administrative	56,400	57,706	(1,306)	-2.3%
Corporate and development	7,643	9,148	(1,505)	-16.5%
Depreciation and amortization	20,051	19,409	642	3.3%
Total operating expenses	$217,277	$216,396	881	0.4%

Casino — Casino revenues increased $10.5 million, or 4.2%, for the three months ended July 26, 2015 as compared to the same period in fiscal 2015. Casino revenues increased at twelve of our properties during the first quarter of fiscal 2016 compared to the same period in the prior fiscal year, primarily due to strategic marketing investment and improved economic conditions.

Casino operating expenses decreased $0.3 million, or 0.7%, for the three months ended July 26, 2015, as compared to the same period in the prior fiscal year. While our overall casino revenues increased 4.2%, the decrease in casino operating expenses reflects our continuing efforts to manage our casino operating expenses.

Gaming Taxes — State and local gaming taxes increased $3.1 million, or 4.8%, for the three months ended July 26, 2015, as compared to the same period in the prior fiscal year, commensurate with the increase in casino revenues.

Rooms — Rooms revenue increased $0.1 million, or 1.0%, for the three months ended July 26, 2015, as compared to the same period in the prior fiscal year. During July 2015, we completed the remodeling of 251 rooms in one of our hotels at our Bettendorf property. As a result, our hotel revenue was negatively impacted by certain of our hotel rooms being out of service during the period of remodeling.

Promotional Allowances — Promotional allowances increased $0.1 million, or 0.2%, for the three months ended July 26, 2015, as compared to the same period in the prior fiscal year. Tighter management and refinement of our promotional allowance spending is reflected in our $10.0 million increase in net revenues on an increase in gross revenues of $10.5 million.

Food, Beverage, Pari-Mutuel and Other — Food, beverage, pari-mutuel revenue decreased $0.5 million, or 1.4%, for the three months ended July 26, 2015 as compared to the same period in the prior fiscal year. This change primarily reflects a decrease in our food and beverage revenues driven by reductions in complementary food and beverage offerings as we continue to refine our marketing efforts, partially offset by a $0.3 million increase in our pari-mutuel revenues.

Food, beverage, pari-mutuel and other expense increased $0.3 million, or 2.3%, for the three months ended July 26, 2015 as compared to the same period of the prior year.

Marketing and Administrative —  Marketing and administrative expenses decreased $1.3 million, or 2.3%, for the three months ended July 26, 2015 as compared to the same period in the prior fiscal year. Excluding the $1.0 million of costs incurred to defeat the Colorado referendum during the three months ended July 27, 2014, marketing and administrative expenses decreased $0.3 million, or 0.5%, reflecting changes in our marketing programs as well as continued cost reduction initiatives.

Corporate and Development — During the three months ended July 26, 2015, our corporate and development expenses were $7.6 million compared to $9.1 million for the three months ended July 27, 2014. The three months ended July 27, 2014 included severance of $2.3 million resulting from the corporate restructuring. Excluding the severance, corporate and development expenses increased $0.8 million primarily related to an increase in stock-based compensation expense and the timing of our long-term incentive award, which occurred in the current year first quarter versus the second quarter of the prior year.

Other Income (Expense) and Income Taxes

Interest expense, interest income, loss on early extinguishment of debt and income tax provision for the three months ended July 26, 2015and July 27, 2014 are as follows:

	Three Months Ended
	July 26,	July 27,		Percentage
(in thousands)	2015	2014	Variance	Variance

Interest expense	$(17,441)	$(21,329)	$3,888	-18.2%
Interest income	79	87	(8)	-9.2%
Loss on early extinguishment of debt	(2,966)	—	(2,966)	100.0%
Income tax provision	(851)	(983)	132	-13.4%

Interest Expense — Interest expense decreased $3.9 million for the three months ended July 26, 2015, as compared to the same period in the prior fiscal year. This decrease is a result of a decrease in our overall debt balance as well as the benefit of refinancing our 7.75% Senior Notes.

Income Tax Provision — Our income tax provision from continuing operations was impacted by changes in the deferred tax liability attributable to indefinite lived intangibles and expense for state jurisdictions where taxable income is generated.  Our tax provision was $0.9 million and $1.0 million for the three months ended July 26, 2015 and July 27, 2014, respectively.

Liquidity and Capital Resources

Cash Flows from Operating Activities - During the three months ended July 26, 2015, we generated $26.4 million in cash flows from operating activities compared to generating $16.6 million during the three months ended July 27, 2014. The year-over-year increase in cash flows from operating activities is primarily the result of the increase in operating income and changes in working capital.

Cash Flows used in Investing Activities — During the three months ended July 26, 2015, we used $15.9 million for investing activities compared to using $8.4 million during the three months ended July 27, 2014. Significant investing activities for the three months ended July 26, 2015 included capital expenditures of $15.8 million. Significant investing activities for the three months ended July 27, 2014 included capital expenditures of $9.0 million offset by the change in restricted cash and investments of $0.6 million.

Cash Flows from Financing Activities — During the three months ended July 26, 2015, our financing activities utilized $15.0 million primarily to redeem the remaining 7.75% Senior Notes and pay related costs.  Significant transactions are as follows:

•                  On May 14, 2015 we redeemed the remaining $62.2 million of our 7.75% Senior Notes at a price of 103.875%, including accrued and unpaid interest.

•                  Net borrowings under our Credit Facility increased $58.7 million.

•                  On May 4, 2015, we paid $9.4 million related to our obligation for certain bonds issued by the City of Bettendorf, Iowa

•                  We received $0.7 million in proceeds from the exercise of stock options.

During the three months ended July 27, 2014, our net cash flows used in financing activities were used primarily to repay borrowings under our Credit Facility of $9.7 million.

Availability of Cash and Additional Capital - At July 26, 2015, we had cash and cash equivalents of $62.0 million and marketable securities of $19.4 million. As of July 26, 2015, we had $133.7 million in outstanding revolving credit borrowings under our Credit Facility and our net line of credit availability was approximately $159.0 million, as limited by our outstanding borrowings and letters of credit.

Capital Expenditures and Development Activities— We began construction of a land-based casino at our property in Bettendorf, Iowa during May 2015. We estimate the total construction cost of this project to be up to $60 million with a 12 to 14 month construction period. During August 2015, we began renovation of our hotel at our Boonville, Missouri property with a total estimated cost of $5.5 million.  This renovation includes refurbishment of 140 hotel rooms, meeting and convention space and public areas. We currently estimate completion of this project by the end of December 2015. We will fund these capital projects with cash generated by our operations and borrowing under our Credit Facility.

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

We are highly leveraged and may be unable to obtain additional debt or equity financing on acceptable terms if our current sources of liquidity are not sufficient or if we fail to stay in compliance with the covenants of our Credit Facility. We will continue to evaluate our planned capital expenditures at each of our existing locations in light of the operating performance of the facilities at such locations and make appropriate changes based on market conditions.

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

For a discussion of our significant accounting policies and estimates, please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations and Notes to Consolidated Financial Statements presented in our 2015 Annual Report on Form 10-K. There were no newly identified significant accounting estimates in the first quarter of fiscal year 2016, nor were there any material changes to the critical accounting policies and estimates set forth in our 2015 Annual Report.

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

ITEM 4.   CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of July 26, 2015.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of July 26, 2015, our disclosure controls and procedures were effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports we file or submit under the Exchange Act of 1934 and such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in our internal controls over financial reporting during the fiscal quarter ended July 26, 2015, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.                         LEGAL PROCEEDINGS

A reference is made to the information contained in Footnote 10 of our unaudited condensed consolidated financial statements included herein, which is incorporated herein by reference.

ITEM 1A.                RISK FACTORS

There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the year ended April 26, 2015.

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

ISLE OF CAPRI CASINOS, INC.

Dated: September 4, 2015	/s/ Eric L. Hausler
Eric L. Hausler
Chief Financial Officer
(Principal Financial Officer and Authorized Officer)

EXHIBIT NUMBER	DESCRIPTION

2.1

Securities Purchase Agreement, dated August 11, 2015, by and among Isle of Capri Casinos, Inc., IOC-Natchez, Inc, IOC-Natchez Sub, LLC, Casino Holding Investment Partners, LLC and Natchez Casino Opco, LLC.*

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

101

The following financial statements and notes from the Isle of Capri Casinos, Inc. Quarterly Report on Form 10-Q for the quarter ended July 26, 2015, filed on September 4, 2015 formatted in XBRL: (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Stockholders’ Equity; (iv) Consolidated Statements of Cash Flows; and (v) Notes to Consolidated Financial Statements.

*Certain schedules and exhibits to this agreement have been omitted in accordance with Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished to the Securities and Exchange Commission upon request.