Form 10-Q
period 2015-10-25
ISLE OF CAPRI CASINOS INC
filed 2015-12-04
CIK 863015

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 25, 2015

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

As of December 3, 2015, the Company had a total of 40,728,626 shares of Common Stock outstanding (which excludes 1,337,522 shares held by us in treasury).

PART I—FINANCIAL INFORMATION

ITEM 1.                         FINANCIAL STATEMENTS

ISLE OF CAPRI CASINOS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

(Unaudited)

	October 25,	April 26,
	2015	2015
ASSETS
Current assets:
Cash and cash equivalents	$60,227	$66,437
Marketable securities	19,607	19,517
Accounts receivable, net	10,893	11,171
Inventory	6,426	6,509
Deferred income taxes	6,669	4,626
Prepaid expenses and other assets	15,190	11,274
Assets held for sale	—	138
Total current assets	119,012	119,672
Property and equipment, net	899,576	902,226
Other assets:
Goodwill	108,970	108,970
Other intangible assets, net	53,654	54,073
Deferred financing costs, net	16,829	19,075
Restricted cash and investments	9,767	9,193
Prepaid deposits and other	5,327	4,743
Long-term assets held for sale	—	9,810
Total assets	$1,213,135	$1,227,762
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$76	$170
Accounts payable	25,899	19,690
Accrued liabilities:
Payroll and related	36,303	43,371
Property and other taxes	24,513	20,456
Income tax payable	42	125
Interest	14,819	15,350
Progressive jackpots and slot club awards	15,439	16,123
Other	22,890	18,326
Total current liabilities	139,981	133,611
Long-term debt, less current maturities	958,478	992,712
Deferred income taxes	41,073	37,334
Other accrued liabilities	17,898	18,432
Other long-term liabilities	13,912	22,211
Stockholders’ equity:
Preferred stock, $.01 par value; 2,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value; 60,000,000 shares authorized; shares issued: 42,066,148 at October 25, 2015 and April 26, 2015	421	421
Class B common stock, $.01 par value; 3,000,000 shares authorized; none issued		—
Additional paid-in capital	242,718	241,899
Retained earnings (deficit)	(184,478)	(199,072)
	58,661	43,248
Treasury stock, 1,337,522 shares at October 25, 2015 and 1,568,875 at April 26, 2015	(16,868)	(19,786)
Total stockholders’ equity	41,793	23,462
Total liabilities and stockholders’ equity	$1,213,135	$1,227,762

See notes to the consolidated financial statements.

ISLE OF CAPRI CASINOS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	October 25,	October 26,	October 25,	October 26,
	2015	2014	2015	2014
Revenues:
Casino	$249,061	$250,138	$509,114	$499,679
Rooms	7,775	8,176	15,890	16,207
Food, beverage, pari-mutuel and other	31,455	33,747	64,444	67,213
Gross revenues	288,291	292,061	589,448	583,099
Less promotional allowances	(52,030)	(57,603)	(106,263)	(111,745)
Net revenues	236,261	234,458	483,185	471,354
Operating expenses:
Casino	37,963	39,087	76,676	78,089
Gaming taxes	63,430	63,286	129,789	126,576
Rooms	1,883	1,794	3,766	3,641
Food, beverage, pari-mutuel and other	11,097	11,120	23,219	22,967
Marine and facilities	13,916	13,923	28,022	28,070
Marketing and administrative	54,253	57,199	110,653	114,905
Corporate and development	6,986	6,735	14,629	15,883
Depreciation and amortization	21,106	19,339	41,157	38,748
Total operating expenses	210,634	212,483	427,911	428,879
Operating income	25,627	21,975	55,274	42,475
Interest expense	(17,004)	(21,114)	(34,445)	(42,443)
Interest income	80	92	159	179
Loss on extinguishment of early debt	—	—	(2,966)	—

Income from continuing operations before income taxes	8,703	953	18,022	211
Income tax provision	(892)	(1,024)	(1,743)	(2,007)
Income (loss) from continuing operations	7,811	(71)	16,279	(1,796)
Income (loss) from discontinued operations, net of income taxes of $- for the three and six months ended October 25, 2015 and October 26, 2014	3,639	(950)	(1,685)	(1,542)
Net income (loss) and Comprehensive income (loss)	$11,450	$(1,021)	$14,594	$(3,338)

Income (loss) per common share-basic:
Income (loss) from continuing operations	$0.19	$—	$0.40	$(0.05)
Income (loss) from discontinued operations, net of income taxes	0.09	(0.03)	(0.04)	(0.03)
Net income (loss)	$0.28	$(0.03)	$0.36	$(0.08)

Income (loss) per common share-diluted:
Income (loss) from continuing operations	$0.19	$—	$0.39	$(0.05)
Income (loss) from discontinued operations, net of income taxes	0.09	(0.03)	(0.04)	(0.03)
Net income (loss)	$0.28	$(0.03)	$0.35	$(0.08)

Weighted average basic shares	40,697,797	39,932,856	40,639,301	39,880,379
Weighted average diluted shares	41,426,375	39,932,856	41,341,575	39,880,379

See notes to the consolidated financial statements.

ISLE OF CAPRI CASINOS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share amounts)

(Unaudited)

	Shares of		Additional	Retained		Total
	Common	Common	Paid-in	Earnings	Treasury	Stockholders’
	Stock	Stock	Capital	(Deficit)	Stock	Equity
Balance, April 26, 2015	42,066,148	$421	$241,899	$(199,072)	$(19,786)	$23,462
Net income	—	—	—	14,594	—	14,594
Other comprehensive income (loss), net of tax	—	—	—	—	—	—
Exercise of stock options	—	—	(470)	—	1,135	665
Issuance of restricted stock from treasury stock	—	—	(1,783)	—	1,783	—
Stock compensation expense	—	—	3,072	—	—	3,072
Balance, October 25, 2015	42,066,148	$421	$242,718	$(184,478)	$(16,868)	$41,793

See notes to the consolidated financial statements.

ISLE OF CAPRI CASINOS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended
	October 25,	October 26,
	2015	2014
Operating activities:
Net income (loss)	$14,594	$(3,338)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	41,503	39,253
Amortization and write-off of deferred financing costs	2,118	2,239
Amortization of debt (premium) discount	(222)	128
Loss on early extinguishment of debt	2,966	—
Gain on sale of discontinued operations	(6,424)	—
Valuation charges	4,424	—
Deferred income taxes	1,695	1,965
Stock compensation expense	3,072	2,077
Loss on disposal of assets	55	35
Changes in operating assets and liabilities:
Marketable securities	(90)	237
Accounts receivable	819	1,335
Income tax receivable	(83)	(130)
Prepaid expenses and other assets	(4,201)	(3,205)
Accounts payable and accrued liabilities	1,164	8,317
Net cash provided by operating activities	61,390	48,913

Investing activities:
Purchase of property and equipment	(33,207)	(18,658)
Proceeds from sale of assets held for sale	11,448	—
Proceeds from sale of property and equipment	16	35
(Increase)/decrease in restricted cash and investments	(250)	688
Net cash used in investing activities	(21,993)	(17,935)

Financing activities:
Principal payments on debt	(62,362)	(114)
Net borrowings (repayments) on line of credit	28,100	(31,900)
Payment of other long-term obligation	(9,384)	—
Premium payments on retirement of long-term debt	(2,409)	—
Payment of deferred financing costs	(217)	—
Proceeds from exercise of stock options	665	—
Net cash used in financing activities	(45,607)	(32,014)

Net decrease in cash and cash equivalents	(6,210)	(1,036)
Cash and cash equivalents, beginning of period	66,437	69,830
Cash and cash equivalents, end of the period	$60,227	$68,794

See notes to the consolidated financial statements.

ISLE OF CAPRI CASINOS, INC.

Notes to Consolidated Financial Statements

(amounts in thousands, except share and per share amounts)

(Unaudited)

1.  Nature of Operations

Isle of Capri Casinos, Inc., a Delaware corporation, was incorporated in February 1990. Except where otherwise noted, the words “we,” “us,” “our” and similar terms, as well as “Company,” refer to Isle of Capri Casinos, Inc. and all of its subsidiaries. We are a developer, owner and operator of branded gaming facilities and related lodging and entertainment facilities in markets throughout the United States. Our wholly owned subsidiaries own or operate fourteen casino gaming facilities in the United States located in Black Hawk, Colorado; Pompano Beach, Florida; Bettendorf, Marquette and Waterloo, Iowa; Lake Charles, Louisiana; Lula and Vicksburg, Mississippi; Boonville, Cape Girardeau, Caruthersville and Kansas City, Missouri; and Nemacolin, Pennsylvania.

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

3.  New Accounting Pronouncement

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

4. Discontinued Operations

On October 19, 2015, we closed our casino property in Natchez, Mississippi and completed the previously announced sale of the hotel and related certain non-gaming assets to Casino Holding Investment Partners, LLC for net cash proceeds of $11,448.  As a result, we recorded a net gain of $2,000 in discontinued operations for the six months ended October 25, 2015. The net gain consisted of a gain on the sale of the hotel and related non-gaming assets of $6,424, offset by a non-cash pretax charge of $4,424 related to the write-off of the Natchez gaming vessel and certain other assets.

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

The Company incurred $307 and $625 for capital expenditures at our Natchez property during the six months ended October 25, 2015 and October 26, 2014, respectively.

The results of our discontinued operations are summarized as follows:

	Three Months Ended		Six Months Ended
	October 25,	October 26,	October 25,	October 26,
	2015	2014	2015	2014
Net revenues	$3,446	$4,460	$7,990	$9,213
Valuation charges	24	—	4,424	—
Depreciation expense	67	271	346	505
Pretax gain (loss) from discontinued operations	3,639	(950)	(1,685)	(1,542)
Income tax benefit (provision) from discontinued operations	—	—	—	—
Income (loss) from discontinued operations	3,639	(950)	(1,685)	(1,542)

The assets held for sale were as follows:

	October 25,	April 26,
	2015	2015
Current Assets:
Inventory	$—	$138
Property and equipment, net	—	9,810
Total assets	$—	$9,948

5.  Long-Term Debt

Long-term debt consists of the following:

	October 25,	April 26,
	2015	2015
Senior Secured Credit Facility:
Revolving line of credit, expires April 19, 2018, interest payable at least quarterly at either LIBOR and/or prime plus a margin	$103,100	$75,000
5.875% Senior Notes, interest payable semi-annually March 15 and September 15, net	502,765	502,987
7.75% Senior Notes, interest payable semi-annually March 15 and September 15, net	—	62,012
8.875% Senior Subordinated Notes, interest payable semi-annually June 15 and December 15	350,000	350,000
Other	2,689	2,883
	958,554	992,882
Less current maturities	76	170
Long-term debt	$958,478	$992,712

Senior Secured Credit Facility—Our Senior Secured Credit Facility as amended and restated (“Credit Facility”) consists of a $300,000 revolving line of credit. The Credit Facility is secured on a first priority basis by substantially all of our assets and guaranteed by substantially all of our significant subsidiaries.

Our net revolving line of credit availability at October 25, 2015, as limited by our outstanding borrowings, was approximately $190,000, after consideration of approximately $7,000 in outstanding letters of credit. We have an annual commitment fee related to the unused portion of the Credit Facility of up to 0.55% which is included in interest expense in the accompanying consolidated statements of operations. The weighted average effective interest rates of the Credit Facility for the six months ended October 25, 2015 was 2.67%.

The Credit Facility includes a number of affirmative and negative covenants. Additionally, we must comply with certain financial covenants including maintenance of a total leverage ratio, senior secured leverage ratio and minimum interest coverage ratio. The Credit Facility also restricts our ability to make certain investments or distributions. We were in compliance with the covenants as of October 25, 2015.

5.875% Senior Notes—In March 2013, we issued $350,000 of 5.875% Senior Notes due 2021 (“5.875% Senior Notes”). The net proceeds from the issuance were used to repay term loans under our Credit Facility. On April 14, 2015, we issued an additional $150,000 of 5.875% Senior Notes at a price of 102.0%, which have the same terms and are treated as the same class as the outstanding 5.875% Senior Notes (the “April 2015 issuance”). After deducting the underwriting fees, the net proceeds of $151,500 from the April 2015 issuance were used to purchase a portion of the 7.75% Senior Notes validly tendered pursuant to a cash tender offer for any and all of our outstanding 7.75% Senior Notes (the “Tender Offer”). As a result of these issuances, we capitalized deferred financing costs of $217 in the six months ended October 25, 2015 and $2,536 in fiscal 2015.

The 5.875% Senior Notes are general unsecured obligations and rank junior to all of our senior secured indebtedness and senior to our senior subordinated indebtedness. The 5.875% Senior Notes are redeemable, in whole or in part, at our option at any time on or after March 15, 2016, with call premiums as defined in the indenture governing the 5.875% Senior Notes.

7.75% Senior Notes—In March 2011, we issued $300,000 of 7.75% Senior Notes due 2019 at a price of 99.264% (“7.75% Senior Notes”).  On April 13, 2015, we accepted for purchase $237,832 of the outstanding 7.75% Senior Notes validly tendered pursuant to the Tender Offer and we funded the payments utilizing the net proceeds from the 5.875% Senior Notes April 2015 issuance, additional borrowings under our Credit Facility and cash on hand. On April 14, 2015, we issued an irrevocable notice of redemption of the remaining $62,168 of outstanding 7.75% Senior Notes at a redemption price of 103.875% of the principal amount, plus accrued and unpaid interest at the redemption date in accordance with the terms of the indenture governing the 7.75% Senior Notes.  On May 14, 2015, we completed the redemption for approximately $65,000, utilizing additional borrowings under our Credit Facility and cash on hand. As a result of the completed redemption, we incurred expenses related to the write-off of the remaining deferred financing costs and the discount, redemption fees and other related costs of $2,966, recorded as a loss on early extinguishment of debt in the consolidated statement of operations for the six months ended October 25, 2015.

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

6.  Other Long-Term Obligations

Quad-Cities Waterfront Convention Center—We entered into agreements with the City of Bettendorf, Iowa in connection with the City’s construction of a convention center which opened in January 2009, adjacent to our hotel. Under these agreements, we lease, manage, and provide financial and operating support for the convention center. The Company was deemed, for accounting purposes only, to be the owner of the convention center during the construction period. Upon completion of the convention center we were precluded from accounting for the transaction as a sale and leaseback due to our continuing involvement. Therefore, we are accounting for the transaction using the direct financing method. Under the terms of our agreements for the convention center, we have also guaranteed certain obligations related to notes issued by the City of Bettendorf, Iowa for the construction of the convention center.

On May 4, 2015, we made a payment of approximately $9,400 related to the notes issued by the City per the terms of our agreement with borrowings from our Credit Facility. With this prepayment, we have fulfilled our financial obligation related to the Convention Center and have no future payments under this long-term obligation. The remaining balance of the long-term obligation will remain on our consolidated balance sheet until completion of the lease agreement, at which time the related fixed assets, net of accumulated depreciation, and the net remaining obligation over the net carrying value of the associated fixed assets would be recognized as a gain on sale of the facility.

7.  Earnings Per Share

The following table sets forth the computation of basic and diluted income (loss) per share:

	Three Months Ended		Six Months Ended
	October 25,	October 26,	October 25,	October 26,
	2015	2014	2015	2014
Numerator:
Income (loss) applicable to common shares:
Income (loss) from continuing operations	$7,811	$(71)	$16,279	$(1,796)
Income (loss) from discontinued operations	3,639	(950)	(1,685)	(1,542)

Net income (loss)	$11,450	$(1,021)	$14,594	$(3,338)

Denominator:
Denominator for basic earnings (loss) per share - weighted average shares	40,697,797	39,932,856	40,639,301	39,880,379
Effect of dilutive securities
Employee stock options	194,050	—	192,873	—
Restricted stock units	534,528	—	509,401	—
Denominator for diluted earnings (loss) per share - adjusted weighted average shares and assumed conversions	41,426,375	39,932,856	41,341,575	39,880,379

Basic earnings (loss) per share:
Income (loss) from continuing operations	$0.19	$—	$0.40	$(0.05)
Income (loss) from discontinued operations	0.09	(0.03)	(0.04)	(0.03)
Net income (loss)	$0.28	$(0.03)	$0.36	$(0.08)

Diluted earnings (loss) per share:
Income (loss) from continuing operations	$0.19	$—	$0.39	$(0.05)
Income (loss) from discontinued operations	0.09	(0.03)	(0.04)	(0.03)
Net income (loss)	$0.28	$(0.03)	$0.35	$(0.08)

Our basic earnings (loss) per share are computed by dividing net income (loss) by the weighted average number of shares outstanding for the period.  Stock options representing 65,460 shares, which were anti-dilutive, were excluded from the calculation of common shares for diluted earnings per share for the three and six months ended October 25, 2015.

Due to the loss from continuing operations, stock options representing 43,945 and 44,418 shares, which are potentially dilutive, and 205,060 shares, which were anti-dilutive, were excluded from the calculation of common shares for diluted earnings per share for the three and six months ended October 26, 2014. As the minimum market performance conditions related to our restricted stock units had not been achieved as of October 26, 2014, 753,860 units were excluded from the calculation of diluted earnings per share for the three and six months ended October 26, 2014.

8.  Stock Based Compensation

Under our Amended and Restated 2009 Long-Term Incentive Plan we have issued restricted stock units, performance stock units, restricted stock and stock options.

Restricted Stock Units—During the six months ended October 25, 2015, we granted 104,982 restricted stock units (“RSUs”) to employees with a fair market value of $14.89 per unit on the date of grant. The RSUs will vest and be converted to stock ratably over three years commencing on the one-year anniversary of the grant date.  As of

October 25, 2015, our unrecognized compensation cost for these RSUs was $1,086.  Considering the population of employees receiving this award, our current estimate of forfeitures is 0%.

During fiscal 2013, we granted RSUs containing market performance conditions which determined the number of RSUs awarded. The market condition period ended April 26, 2015 and a gross award of 1,532,417 shares was achieved. Per the terms of the award agreement, the awards were issued net of shares necessary to pay minimum withholding taxes with 50% of the RSUs vesting on April 26, 2015 and the remainder vesting on April 26, 2016.  The fair value of these RSUs was initially determined utilizing a lattice pricing model which considered a range of assumptions including volatility and risk-free interest rates.  The aggregate compensation cost related to these RSUs was $4,637 to be recognized over the vesting periods. As of October 25, 2015, our unrecognized compensation cost remaining on the second RSU tranche vesting April 26, 2016 was $289 and an estimated 465,679 shares will be issued net of shares to pay minimum withholding taxes for the second tranche.

Performance Stock Units—During the six months ended October 25, 2015, we granted performance stock units (“PSUs”) to employees with a company performance condition which will determine the number of shares which will ultimately vest, if any, up to 251,964 shares.  Any shares earned will vest at the end of three years from the date of grant.  The probability of meeting the performance condition will be assessed on a regular basis and compensation cost will be adjusted accordingly. The aggregate compensation cost related to these PSUs, based on the target number of shares awarded, is $2,501 to be recognized over the vesting periods. As of October 25, 2015, our unrecognized compensation cost for these PSUs is $2,084, based on current probability assumptions. Considering the population of employees receiving this award, our current estimate of forfeitures is 0%.

Restricted Stock—During the six months ended October 25, 2015, we issued 102,922 shares of restricted stock to employees with a grant-date fair value of $20.10 and 38,431 shares of restricted stock with a weigthed-average grant date fair value of $18.21 to directors.  Restricted stock awards are made to employees and directors under annual long-term incentive grants which primarily vest one-third on each anniversary of the grant date. Our aggregate estimate of forfeitures for restricted stock for employees and directors is 10% and 0%, respectively. As of October 25, 2015, our unrecognized compensation cost for unvested restricted stock was $1,959 with a remaining weighted average vesting period of 1.22 years.

Stock Options—During the six months ended October 25, 2015, we issued 378,905 non-qualified stock options, which have a maximum term of seven years and are exercisable in yearly installments of 20% commencing one year after the grant date. The options have a per share grant date fair value of $5.764 utilizing the Black-Sholes-Merton option pricing model with the range of assumptions disclosed in the following table:

Six Months Ended
October 25, 2015
Weighted average expected volatility	42.61%
Expected dividend yield	0.00%
Weighted average expected term (in years)	5
Weighted average risk-free interest rate	1.36%

Weighted average volatility is calculated using the historical volatility of our stock price over a range of dates equal to the expected term of the grant’s options. The weighted average expected term is calculated using historical data that is representative of the option for which the fair value is to be determined. The expected term represents the period of time that options granted are expected to be outstanding. The weighted average risk-free rate is based on the U.S. Treasury yield curve in effect at the time of the grant for the approximate period of time equivalent to the grant’s expected term.  Considering the population of employees receiving stock options, our current estimate of forfeitures is 0%. As of October 25, 2015, our unrecognized compensation cost for unvested options was $1,685.

9.  Fair Value

Items Measured at Fair Value on a Recurring Basis—The following table sets forth the assets measured at fair value on a recurring basis, by input level, in the consolidated balance sheets at October 25, 2015 and April 26, 2015:

	October 25, 2015
	Level 1	Level 2	Total
Assets:
Marketable securities	$7,768	$11,839	$19,607
Restricted cash and investments	6,173	3,594	9,767

	April 26, 2015
	Level 1	Level 2	Total
Assets:
Marketable securities	$6,809	$12,708	$19,517
Restricted cash and investments	5,553	3,640	9,193

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

Other Financial Instruments - The estimated carrying amounts and fair values of our other financial instruments are as follows:

	October 25, 2015		April 26, 2015
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
Financial liabilities:
Revolving line of credit	$103,100	$101,038	$75,000	$73,875
5.875% Senior notes	502,765	528,435	502,987	515,055
7.75% Senior notes	—	—	62,012	64,593
8.875% Senior subordinated notes	350,000	378,875	350,000	383,915
Other long-term debt	2,689	2,689	2,883	2,883
Other long-term liabilities	13,912	13,912	22,211	22,211

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

10.  Income Taxes

A summary of our effective income tax provision from continuing operations is as follows:

	Three Months Ended		Six Months Ended
	October 25,	October 26,	October 25,	October 26,
	2015	2014	2015	2014
Federal taxes at the statutory rate	$3,045	$334	$6,308	$74
State taxes	(115)	(167)	(288)	(500)
Permanent differences	290	1,462	579	2,000
Tax credits	(356)	(555)	(713)	(666)
Other	92	40	92	40
Valuation allowance	(2,064)	(90)	(4,235)	1,059
Income tax provision from continuing operations	$892	$1,024	$1,743	$2,007

Our income tax provision consists of changes in the deferred tax liability attributable to indefinite lived intangibles and expense in state jurisdictions without net operating loss carryforwards that are fully offset by valuation allowances.

As of October 25, 2015, we have a full valuation allowance on our federal and state deferred tax assets other than those related to the state and local deferred tax assets at our Florida and Kansas City casinos.  Despite our recent positive financial results, we believe the remaining valuation allowances continue to be necessary to offset our deferred tax assets. We continue to monitor our cumulative income position, income trends, and future projections of sustained profitability for all of our operations with deferred tax assets subject to valuation allowances.

11.  Supplemental Disclosures

Cash Flow — For the six months ended October 25, 2015 and October 26, 2014, we made net cash interest payments of $33,208 and $40,466, respectively. Additionally, we made net income tax payments of $130 and $171 during the six months ended October 25, 2015 and October 26, 2014, respectively.

The change in accrued purchases of property and equipment in accounts payable was an increase of $4,739 and $573, for the six months ended October 25, 2015 and October 26, 2014, respectively.

During the six months ended October 25, 2015, we capitalized interest of $212, primarily related to our land based casino construction and hotel renovations at our Bettendorf property.

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

Consolidating condensed balance sheets as of October 25, 2015 and April 26, 2015 are as follows:

	As of October 25, 2015
	Isle of Capri			Consolidating
	Casinos, Inc.		Non-	and	Isle of Capri
	(Parent	Guarantor	Guarantor	Eliminating	Casinos, Inc.
	Obligor)	Subsidiaries	Subsidiaries	Entries	Consolidated
Balance Sheet
Current assets	$26,960	$70,179	$25,959	$(4,086)	$119,012
Intercompany receivables	393,968	—	—	(393,968)	—
Investments in subsidiaries	598,363	3,358	—	(601,721)	—
Property and equipment, net	4,298	869,327	25,951	—	899,576
Other assets	21,510	154,950	22,801	(4,714)	194,547
Total assets	$1,045,099	$1,097,814	$74,711	$(1,004,489)	$1,213,135

Current liabilities	$33,241	$81,687	$29,139	$(4,086)	$139,981
Intercompany payables	6,225	382,690	5,053	(393,968)	—
Long-term debt, less current maturities	958,478	—	—	—	958,478
Other accrued liabilities	5,362	65,159	7,076	(4,714)	72,883
Stockholders’ equity	41,793	568,278	33,443	(601,721)	41,793
Total liabilities and stockholders’ equity	$1,045,099	$1,097,814	$74,711	$(1,004,489)	$1,213,135

	As of April 26, 2015
	Isle of Capri			Consolidating
	Casinos, Inc.		Non-	and	Isle of Capri
	(Parent	Guarantor	Guarantor	Eliminating	Casinos, Inc.
	Obligor)	Subsidiaries	Subsidiaries	Entries	Consolidated
Balance Sheet
Current assets	$14,582	$79,118	$26,157	$(185)	$119,672
Intercompany receivables	433,527	—	—	(433,527)	—
Investments in subsidiaries	573,258	3,358	—	(576,616)	—
Property and equipment, net	4,844	869,486	27,896	—	902,226
Other assets	32,217	160,727	22,123	(9,203)	205,864
Total assets	$1,058,428	$1,112,689	$76,176	$(1,019,531)	$1,227,762

Current liabilities	$36,304	$71,723	$25,769	$(185)	$133,611
Intercompany payables	—	425,267	8,260	(433,527)	—
Long-term debt, less current maturities	992,650	—	62	—	992,712
Other accrued liabilities	6,012	73,982	7,186	(9,203)	77,977
Stockholders’ equity	23,462	541,717	34,899	(576,616)	23,462
Total liabilities and stockholders’ equity	$1,058,428	$1,112,689	$76,176	$(1,019,531)	$1,227,762

Consolidating condensed statements of operations for the three and six months ended October 25, 2015 and October 26, 2014 are as follows:

	For the Three Months Ended October 25, 2015
	Isle of Capri			Consolidating
	Casinos, Inc.		Non-	and	Isle of Capri
	(Parent	Guarantor	Guarantor	Eliminating	Casinos, Inc.
	Obligor)	Subsidiaries	Subsidiaries	Entries	Consolidated
Statement of Operations
Revenues:
Casino	$—	$238,087	$10,974	$—	$249,061
Rooms, food, beverage, pari-mutuel and other	16	38,105	3,151	(2,042)	39,230
Management fee revenue	8,531	—	—	(8,531)	—
Gross revenues	8,547	276,192	14,125	(10,573)	288,291
Less promotional allowances	—	(49,575)	(2,455)	—	(52,030)
Net revenues	8,547	226,617	11,670	(10,573)	236,261

Operating expenses:
Casino	—	36,244	1,719	—	37,963
Gaming taxes	—	59,030	4,400	—	63,430
Rooms, food, beverage, pari-mutuel and other	7,780	77,689	4,708	(2,042)	88,135
Management fee expense	—	8,231	300	(8,531)	—
Depreciation and amortization	433	19,603	1,070	—	21,106
Total operating expenses	8,213	200,797	12,197	(10,573)	210,634

Operating income (loss)	334	25,820	(527)	—	25,627
Interest expense, net	(7,486)	(8,905)	(533)	—	(16,924)
Equity in income (loss) of subsidiaries	12,886	—	—	(12,886)	—
Income (loss) from continuing operations before income taxes	5,734	16,915	(1,060)	(12,886)	8,703
Income tax benefit (provision)	2,077	(3,671)	702	—	(892)
Income (loss) from continuining operations	7,811	13,244	(358)	(12,886)	7,811
Income (loss) of discontinued operations	3,639	3,638	—	(3,638)	3,639
Net income (loss)	$11,450	$16,882	$(358)	$(16,524)	$11,450

	For the Three Months Ended October 26, 2014
	Isle of Capri			Consolidating
	Casinos, Inc.		Non-	and	Isle of Capri
	(Parent	Guarantor	Guarantor	Eliminating	Casinos, Inc.
	Obligor)	Subsidiaries	Subsidiaries	Entries	Consolidated
Statement of Operations
Revenues:
Casino	$—	$238,798	$11,340	$—	$250,138
Rooms, food, beverage, pari-mutuel and other	1	40,769	3,380	(2,227)	41,923
Management fee revenue	8,285	—	—	(8,285)	—
Gross revenues	8,286	279,567	14,720	(10,512)	292,061
Less promotional allowances	—	(54,149)	(3,454)	—	(57,603)
Net revenues	8,286	225,418	11,266	(10,512)	234,458

Operating expenses:
Casino	—	37,410	1,677	—	39,087
Gaming taxes	—	59,132	4,154	—	63,286
Rooms, food, beverage, pari-mutuel and other	8,017	80,450	4,531	(2,227)	90,771
Management fee expense	—	7,985	300	(8,285)	—
Depreciation and amortization	508	17,469	1,362	—	19,339
Total operating expenses	8,525	202,446	12,024	(10,512)	212,483

Operating income (loss)	(239)	22,972	(758)	—	21,975
Interest expense, net	(10,971)	(9,519)	(532)	—	(21,022)
Equity in income (loss) of subsidiaries	6,768	—	—	(6,768)	—
Income (loss) from continuing operations before income taxes	(4,442)	13,453	(1,290)	(6,768)	953
Income tax (provision) benefit	4,371	(7,068)	1,673	—	(1,024)
Income (loss) from continuining operations	(71)	6,385	383	(6,768)	(71)
Income (loss) of discontinued operations	(950)	(999)	—	999	(950)
Net income (loss)	$(1,021)	$5,386	$383	$(5,769)	$(1,021)

	For the Six Months Ended October 25, 2015
	Isle of Capri			Consolidating
	Casinos, Inc.		Non-	and	Isle of Capri
	(Parent	Guarantor	Guarantor	Eliminating	Casinos, Inc.
	Obligor)	Subsidiaries	Subsidiaries	Entries	Consolidated
Statement of Operations
Revenues:
Casino	$—	$486,918	$22,196	$—	$509,114
Rooms, food, beverage, pari-mutuel and other	35	78,102	6,380	(4,183)	80,334
Management fee revenue	17,441	—	—	(17,441)	—
Gross revenues	17,476	565,020	28,576	(21,624)	589,448
Less promotional allowances	—	(101,312)	(4,951)	—	(106,263)
Net revenues	17,476	463,708	23,625	(21,624)	483,185

Operating expenses:
Casino	—	73,105	3,571	—	76,676
Gaming taxes	—	120,896	8,893	—	129,789
Rooms, food, beverage, pari-mutuel and other	15,127	158,653	10,692	(4,183)	180,289
Management fee expense	—	16,841	600	(17,441)	—
Depreciation and amortization	889	38,134	2,134	—	41,157
Total operating expenses	16,016	407,629	25,890	(21,624)	427,911

Operating income (loss)	1,460	56,079	(2,265)	—	55,274
Interest expense, net	(15,330)	(17,888)	(1,068)	—	(34,286)
Loss on extinguishment of debt	(2,966)	—	—	—	(2,966)
Equity in income (loss) of subsidiaries	26,610	—	—	(26,610)	—
Income (loss) from continuing operations before income taxes	9,774	38,191	(3,333)	(26,610)	18,022
Income tax benefit (provision)	6,505	(10,097)	1,849	—	(1,743)
Income (loss) from continuining operations	16,279	28,094	(1,484)	(26,610)	16,279
Income (loss) of discontinued operations	(1,685)	(1,751)	—	1,751	(1,685)
Net income (loss)	$14,594	$26,343	$(1,484)	$(24,859)	$14,594

	For the Six Months Ended October 26, 2014
	Isle of Capri			Consolidating
	Casinos, Inc.		Non-	and	Isle of Capri
	(Parent	Guarantor	Guarantor	Eliminating	Casinos, Inc.
	Obligor)	Subsidiaries	Subsidiaries	Entries	Consolidated
Statement of Operations
Revenues:
Casino	$—	$478,140	$21,539	$—	$499,679
Rooms, food, beverage, pari-mutuel and other	42	81,272	6,636	(4,530)	83,420
Management fee revenue	16,669	—	—	(16,669)	—
Gross revenues	16,711	559,412	28,175	(21,199)	583,099
Less promotional allowances	—	(105,801)	(5,944)	—	(111,745)
Net revenues	16,711	453,611	22,231	(21,199)	471,354

Operating expenses:
Casino	—	74,896	3,193	—	78,089
Gaming taxes	—	118,489	8,087	—	126,576
Rooms, food, beverage, pari-mutuel and other	17,426	162,374	10,196	(4,530)	185,466
Management fee expense	—	16,069	600	(16,669)	—
Depreciation and amortization	976	35,051	2,721	—	38,748
Total operating expenses	18,402	406,879	24,797	(21,199)	428,879

Operating income (loss)	(1,691)	46,732	(2,566)	—	42,475
Interest expense, net	(22,154)	(19,040)	(1,070)	—	(42,264)
Equity in income (loss) of subsidiaries	13,251	—	—	(13,251)	—
Income (loss) from continuing operations before income taxes	(10,594)	27,692	(3,636)	(13,251)	211
Income tax (provision) benefit	8,798	(13,501)	2,696	—	(2,007)
Income (loss) from continuining operations	(1,796)	14,191	(940)	(13,251)	(1,796)
Income (loss) of discontinued operations	(1,542)	(1,673)	—	1,673	(1,542)
Net income (loss)	$(3,338)	$12,518	$(940)	$(11,578)	$(3,338)

Consolidating condensed statements of cash flows for the six months ended October 25, 2015 and October 26, 2014 are as follows:

	Six Months Ended October 25, 2015
	Isle of Capri			Consolidating
	Casinos, Inc.		Non-	and	Isle of Capri
	(Parent	Guarantor	Guarantor	Eliminating	Casinos, Inc.
	Obligor)	Subsidiaries	Subsidiaries	Entries	Consolidated
Statement of Cash Flows
Net cash (used in) provided by operating activities	$(8,372)	$66,169	$3,593	$—	$61,390

Investing Activities:
Purchases of property and equipment, net of proceeds	(362)	(32,562)	(267)	—	(33,191)
Proceeds from sales of assets held for sale	—	11,448	—	—	11,448
Restricted cash and investments	—	—	(250)	—	(250)
Parent company investment in subsidiaries	45,783	—	—	(45,783)	—
Net cash provided by (used in) investing activities	45,421	(21,114)	(517)	(45,783)	(21,993)

Financing Activities:
Principal payments on debt	(62,204)	—	(158)	—	(62,362)
Net repayments on line of credit	28,100	—	—	—	28,100
Payments of other long-term obligation	—	(9,384)	—	—	(9,384)
Premium payments on retirement of long-term debt	(2,409)	—	—	—	(2,409)
Payment of deferred financing costs	(217)	—	—	—	(217)
Proceeds from exercise of stock options	665	—	—	—	665
Net proceeds from (payments to) related parties	—	(42,576)	(3,207)	45,783	—
Net cash (used in) provided by financing activities	(36,065)	(51,960)	(3,365)	45,783	(45,607)

Net (decrease) increase in cash and cash equivalents	984	(6,905)	(289)	—	(6,210)
Cash and cash equivalents at beginning of period	5,077	53,033	8,327	—	66,437
Cash and cash equivalents at end of the period	$6,061	$46,128	$8,038	—	$60,227

	Six Months Ended October 26, 2014
	Isle of Capri			Consolidating
	Casinos, Inc.		Non-	and	Isle of Capri
	(Parent	Guarantor	Guarantor	Eliminating	Casinos, Inc.
	Obligor)	Subsidiaries	Subsidiaries	Entries	Consolidated
Statement of Cash Flows
Net cash (used in) provided by operating activities	$(17,140)	$60,199	$5,854	$—	$48,913

Investing Activities:
Purchases of property and equipment, net of proceeds	(1,639)	(16,664)	(320)	—	(18,623)
Payments towards gaming license	—	—	—	—	—
Restricted cash and investments	—	—	688	—	688
Parent company investment in subsidiaries	49,663	—	—	(49,663)	—
Net cash provided by (used in) investing activities	48,024	(16,664)	368	(49,663)	(17,935)

Financing Activities:
Principal payments on debt	(33)	—	(81)	—	(114)
Net borrowings on line of credit	(31,900)	—	—	—	(31,900)
Payments of deferred financing costs	—	—	—	—	—
Net proceeds from (payments to) related parties	—	(43,393)	(6,270)	49,663	—
Net cash provided by (used in) financing activities	(31,933)	(43,393)	(6,351)	49,663	(32,014)

Net (decrease) increase in cash and cash equivalents	(1,049)	142	(129)	—	(1,036)
Cash and cash equivalents at beginning of period	6,051	53,787	9,992	—	69,830
Cash and cash equivalents at end of the period	$5,002	$53,929	$9,863	—	$68,794

13.  Commitments and Contingencies

Legal and Regulatory Proceedings— In October 2012, we opened our new casino in Cape Girardeau, Missouri. A subcontractor filed a mechanics’ lien against our property resulting from a dispute between the subcontractor and our general contractor for the construction project. We demanded that the general contractor cause the lien to be bonded against or satisfied; however, the general contractor refused to do so and asserted that a portion of the subcontractor’s claim resulted from additional work directly requested by us. In October 2013, the subcontractor filed suit against our wholly-owned subsidiary IOC-Cape Girardeau, LLC, the general contractor and two other defendants alleging various contract and equitable claims and are seeking damages of approximately $3,800. In August 2014, we filed a cross claim against the general contractor alleging breach of contract and various indemnity claims. Subsequent to October 25, 2015, all parties reached a settlement fully resolving all claims related to this matter and we capitalized additional construction costs of $1,375.

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

Items Impacting Income (Loss) from Continuing Operations— Significant items impacting our income (loss) from continuing operations during the periods ended October 25, 2015 and October 26, 2014 are as follows:

Long-term Debt — In May 2015, we redeemed the remaining $62 million of our 7.75% Senior Notes and incurred a loss on early extinguishment of debt of $3.0 million in the six months ended October 25, 2015.

Corporate Restructuring — During the six months ended October 26, 2014, we eliminated executive positions in the corporate office to maximize efficiency and streamline reporting lines, resulting in severance expense of $2.3 million.

Colorado Referendum Costs — During the three and six months ended October 26, 2014, the Company incurred costs of $3.0 million and $4.1 million, respectively, in support of efforts to defeat the proposed November 2014 referendum that would have expanded gaming to racetracks in certain Colorado counties.

Property Tax Settlement — During the three months ended October 26, 2014, we reduced property tax expense by $1.2 million as a result of the settlement of our property tax appeal at our Waterloo, Iowa property for calendar years 2011 through 2014.

Discontinued Operations — On October 19, 2015, we closed our casino property in Natchez, Mississippi and completed the previously announced sale of the hotel and related certain non-gaming assets to Casino Holding Investment Partners, LLC for net cash proceeds of $11.4 million.  As a result, we recorded a net gain of $2.0 million in discontinued operations for the six months ended October 25, 2015. The net gain consisted of a gain on the sale of the hotel and related non-gaming assets of $6.4 million, offset by a non-cash pretax charge of $4.4 million related to the write-off of the Natchez gaming vessel and certain other assets. As such, the operations of our Natchez property have been classified as discontinued operations for all periods presented.

Results of Operations

Revenues and operating expenses for the three and six months ended October 25, 2015 and October 26, 2014 are as follows:

	Three Months Ended
	October 25,	October 26,		Percentage
(in thousands)	2015	2014	Variance	Variance
Revenues:
Casino	$249,061	$250,138	$(1,077)	-0.4%
Rooms	7,775	8,176	(401)	-4.9%
Food, beverage, pari-mutuel and other	31,455	33,747	(2,292)	-6.8%
Gross revenues	288,291	292,061	(3,770)	-1.3%
Less promotional allowances	(52,030)	(57,603)	5,573	-9.7%
Net revenues	236,261	234,458	1,803	0.8%

Operating expenses:
Casino	37,963	39,087	(1,124)	-2.9%
Gaming taxes	63,430	63,286	144	0.2%
Rooms	1,883	1,794	89	5.0%
Food, beverage, pari-mutuel and other	11,097	11,120	(23)	-0.2%
Marine and facilities	13,916	13,923	(7)	-0.1%
Marketing and administrative	54,253	57,199	(2,946)	-5.2%
Corporate and development	6,986	6,735	251	3.7%
Depreciation and amortization	21,106	19,339	1,767	9.1%
Total operating expenses	$210,634	$212,483	(1,849)	-0.9%

	Six Months Ended
	October 25,	October 26,		Percentage
(in thousands)	2015	2014	Variance	Variance
Revenues:
Casino	$509,114	$499,679	$9,435	1.9%
Rooms	15,890	16,207	(317)	-2.0%
Food, beverage, pari-mutuel and other	64,444	67,213	(2,769)	-4.1%
Gross revenues	589,448	583,099	6,349	1.1%
Less promotional allowances	(106,263)	(111,745)	5,482	-4.9%
Net revenues	483,185	471,354	11,831	2.5%

Operating expenses:
Casino	76,676	78,089	(1,413)	-1.8%
Gaming taxes	129,789	126,576	3,213	2.5%
Rooms	3,766	3,641	125	3.4%
Food, beverage, pari-mutuel and other	23,219	22,967	252	1.1%
Marine and facilities	28,022	28,070	(48)	-0.2%
Marketing and administrative	110,653	114,905	(4,252)	-3.7%
Corporate and development	14,629	15,883	(1,254)	-7.9%
Depreciation and amortization	41,157	38,748	2,409	6.2%
Total operating expenses	$427,911	$428,879	(968)	-0.2%

Casino — Casino revenues decreased $1.1 million, or 0.4%, for the three months ended October 25, 2015, as compared to the same period in fiscal 2015. This decrease reflects a strategic reduction in promotional allowances during the current fiscal quarter.

Casino revenues increased $9.4 million, or 1.9%, for the six months ended October 25, 2015, as compared to the same period in fiscal 2015, primarily due to strategic marketing decisions and improved economic conditions.

Casino operating expenses decreased $1.1 million, or 2.9%, and $1.4 million, or 1.8%, for the three and six months ended October 25, 2015, respectively, as compared to the same period in the prior fiscal year. The decrease in casino operating expenses reflects our continuing efforts to manage our casino operating expenses.

Gaming Taxes — State and local gaming taxes increased $0.1 million, or 0.2%, and increased $3.2 million, or 2.5%, for the three and six months ended October 25 2015, respectively, as compared to the same periods in the prior fiscal year, which is a result of changes in our overall gaming revenues and changes in the mix of gaming revenues derived from states with different gaming tax rates.

Rooms — Rooms revenue decreased $0.4 million, or 4.9%, and $0.3 million, or 2.0%, for the three and six months ended October 25, 2015, respectively, as compared to the same period in the prior fiscal year due to hotel renovation projects at our Bettendorf and Boonville properties resulting in rooms being out of service and reduced complementaries during the current fiscal quarter.

Food, Beverage, Pari-Mutuel and Other — Food, beverage, pari-mutuel and other revenue decreased $2.3 million, or 6.8%, for the three months ended October 25, 2015, as compared to the same period in fiscal 2015, primarily resulting from reduced complementaries during the current fiscal quarter.

Promotional Allowances — Promotional allowances decreased $5.6 million, or 9.7%, and $5.5 million, or 4.9%, for the three and six months ended October 25, 2015, reflecting  changes in our marketing programs.

Marketing and Administrative —  Marketing and administrative expenses decreased $2.9 million, or 5.2%, for the three months ended October 25, 2015 as compared to the same period in the prior fiscal year. Excluding $3.0 million of costs incurred to defeat the Colorado referendum and the $1.2 million credit related to the property tax settlement in Waterloo, marketing and administrative expenses decreased $1.1 million, or 2.0%, reflecting changes in our marketing programs as well as savings from cost reduction initiatives.

Marketing and administrative expenses decreased $4.3 million, or 3.7%, for the six months ended October 25, 2015  as compared to the same period in the prior fiscal year. Excluding $4.1 million of costs incurred to defeat the Colorado referendum and the $1.2 million credit related to the property tax settlement at Waterloo, marketing and administrative expenses decreased $1.4 million, or 1.3%, reflecting changes in our marketing programs as well as savings from cost reduction initiatives.

Corporate and Development — During the three months ended October 25, 2015, our corporate and development expenses were $7.0 million compared to $6.7 million for the three months ended October 26, 2014. The increase primarily reflects increased stock compensation expense of $0.5 million.

During the six months ended October 25, 2015, our corporate and development expenses were $14.6 million compared to $15.9 million for the six months ended October 26, 2014. Excluding $2.3 million of severance incurred in the prior year from the corporate restructuring, corporate expenses increased $1.0 million, or 7.4%, primarily on increased stock compensation expense of $0.9 million.

Depreciation and Amortization — Depreciation and amortization expense for the three and six months ended October 25, 2015 increased $1.8 million and $2.4 million, respectively, primarily due to depreciation of current capital expenditures and accelerated depreciation of our riverboat in Bettendorf.

Other Income (Expense) and Income Taxes

Interest expense, interest income and income tax (provision) benefit for the three and six months ended October 25, 2015 and October 26, 2014 are as follows:

	Three Months Ended
	October 25,	October 26,		Percentage
(in thousands)	2015	2014	Variance	Variance

Interest expense	$(17,004)	$(21,114)	$4,110	-19.5%
Interest income	80	92	(12)	-13.0%
Income tax provision	(892)	(1,024)	132	-12.9%

	Six Months Ended
	October 25,	October 26,		Percentage
(in thousands)	2015	2014	Variance	Variance

Interest expense	$(34,445)	$(42,443)	$7,998	-18.8%
Interest income	159	179	(20)	-11.2%
Loss on early extinguishment of debt	(2,966)	—	(2,966)	100.0%
Income tax provision	(1,743)	(2,007)	264	-13.2%

Interest Expense — Interest expense decreased by $4.1 million and $8.0 million for the three and six months ended October 25, 2015, respectively, as compared to the same periods in the prior fiscal year. This decrease is a result of a decrease in our overall debt balance as well as the benefit of refinancing our 7.75% Senior Notes.

Income Tax Provision — Our income tax provision from continuing operations was impacted by changes in the deferred tax liability attributable to indefinite lived intangibles and expense for state jurisdictions where taxable income is generated. Our tax provision was $0.9 million and $1.0 million for the three months ended October 25, 2015 and October 26, 2014 and $1.7 million and $2.0 million for the six months ended October 25, 2015 and October 26, 2014, 2014, respectively.

Liquidity and Capital Resources

Cash Flows from Operating Activities - During the six months ended October 25, 2015, we generated $61.4 million in cash flows from operating activities compared to generating $48.9 million during the six months ended

October 26, 2014. The year over year increase in cash flows from operating activities is primarily the result of the increase in operating income and changes in working capital.

Cash Flows used in Investing Activities - During the six months ended October 25, 2015, we used $22.0 million for investing activities compared to using $17.9 million during the six months ended October 26, 2014. Significant investing activities for the six months ended October 25, 2015 included capital expenditures of $33.2 million offset by proceeds received from sales of assets held for sale of $11.4 million. Significant investing activities for the six months ended October 26, 2014 included capital expenditures of $18.7 million, offset by the change in restricted cash and investments of $0.7 million.

Cash Flows used in Financing Activities — During the six months ended October 25, 2015, our financing activities utilized $45.6 million primarily to redeem the remaining 7.75% Senior Notes and pay related costs.  Significant transactions are as follow:

•                  On May 14, 2015 we redeemed the remaining $62.2 million of our 7.75% Senior Notes at a price of 103.875%, including accrued and unpaid interest.

•                  Net borrowings under our Credit Facility increased $28.1 million.

•                  On May 4, 2015 we paid $9.4 million related to our obligation for certain bonds issued by the City of Bettendorf, Iowa

•                  We received $0.7 million in proceeds from the exercise of stock options.

During the six months ended October 26, 2014, our net cash flows used in financing activities were used primarily to repay borrowings under our Credit Facility of $31.9 million.

Availability of Cash and Additional Capital - At October 25, 2015, we had cash and cash equivalents of $60.2 million and marketable securities of $19.6 million. As of October 25, 2015, we had $103.1 million in outstanding revolving credit borrowings under our Credit Facility and our net line of credit availability was approximately $190.0 million, as limited by our outstanding borrowings and letters of credit.

Capital Expenditures and Development Activities— We began construction of a land-based casino at our property in Bettendorf, Iowa during May 2015. We have spent $4.4 million to date this fiscal year and estimate the total construction cost of this project to be up to $60 million with a 12 to 14 month construction period. For the project to date, we have spent $6.6 million. During August 2015, we began renovation of our hotel at our Boonville, Missouri property with a total estimated cost of $5.5 million. This renovation includes refurbishment of 140 hotel rooms, meeting and convention space and public  areas. We currently estimate completion of this project by the end of December 2015. We will fund these capital projects with cash generated by our operations and borrowing under our Credit Facility.

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

For a discussion of our significant accounting policies and estimates, please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations and Notes to Consolidated Financial Statements presented in our 2015 Annual Report on Form 10-K. There were no newly identified significant accounting estimates in the second quarter of fiscal year 2016, nor were there any material changes to the critical accounting policies and estimates set forth in our 2015 Annual Report.

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

ITEM 4.                         CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of October 25, 2015.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of October 25, 2015, our disclosure controls and procedures were effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports we file or submit under the Exchange Act of 1934 and such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in our internal controls over financial reporting during the fiscal quarter ended October 25, 2015, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.                         LEGAL PROCEEDINGS

A reference is made to the information contained in Footnote 13 of our unaudited consolidated financial statements included herein, which is incorporated herein by reference.

ITEM 1A.                RISK FACTORS

There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the year ended April 26, 2015, except for the following:

Our operations in certain jurisdictions depend on agreements with third parties.

Our operations in several jurisdictions depend on agreements with third parties. If we are unable to renew these agreements on satisfactory terms as they expire, our business may be disrupted and, in the event of disruptions in multiple jurisdictions, could have a material adverse effect on our financial condition and results of operations. For example, Iowa law requires that each gambling venue in Iowa must have a licensed “Qualified Sponsoring Organization,” or QSO, which is a tax-exempt non-profit organization. The QSO must donate the profits it receives from casino operations to educational, civic, public, charitable, patriotic or religious uses. Each of our three Iowa properties has an agreement with a local QSO. We have the right to renew our agreements for Bettendorf and Waterloo when they expire in 2019 and 2018, respectively, but we do not have the automatic right to renew our agreement for Marquette when it expires in 2019. In March 2015, we entered into an amendment to our agreement for Bettendorf that extended the agreement to March 2025, after which we have the right to renew for succeeding five-year periods. In October 2015, we entered into an amendment to our agreement for Marquette that extended the agreement to June 2044.

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

ISLE OF CAPRI CASINOS, INC.

Dated: December 4, 2015	/s/ Eric L. Hausler
Eric L. Hausler
Chief Financial Officer
(Principal Financial Officer and Authorized Officer)

EXHIBIT NUMBER	DESCRIPTION

10.1

First Amendment to the Management Agreement by and between Isle of Capri Marquette, Inc., successor in interest to Gamblers Supply Management Company, and Upper Mississippi Gaming Corporation (formerly known as Marquette Gaming Corporation), dated as of November 10, 2015.

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

101

The following financial statements and notes from the Isle of Capri Casinos, Inc. Quarterly Report on Form 10-Q for the quarter ended October 25, 2015, filed on December 4, 2015 formatted in XBRL: (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Stockholders’ Equity; (iv) Consolidated Statements of Cash Flows; and (v) Notes to Consolidated Financial Statements.