Form 10-Q
period 2016-01-24
ISLE OF CAPRI CASINOS INC
filed 2016-02-26
CIK 863015

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 24, 2016

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

As of February 26, 2016, the Company had a total of 40,743,193 shares of Common Stock outstanding (which excludes 1,322,955 shares held by us in treasury).

PART I—FINANCIAL INFORMATION

ITEM 1.                         FINANCIAL STATEMENTS

ISLE OF CAPRI CASINOS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

(Unaudited)

	January 24,	April 26,
	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$59,799	$66,437
Marketable securities	19,225	19,517
Accounts receivable, net	10,918	11,171
Inventory	6,461	6,509
Deferred income taxes	6,669	4,626
Prepaid expenses and other assets	15,532	11,274
Assets held for sale	—	138
Total current assets	118,604	119,672
Property and equipment, net	897,329	902,226
Other assets:
Goodwill	108,970	108,970
Other intangible assets, net	53,445	54,073
Deferred financing costs, net	15,768	19,075
Restricted cash and investments	9,769	9,193
Prepaid deposits and other	5,249	4,743
Long-term assets held for sale	—	9,810
Total assets	$1,209,134	$1,227,762
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$78	$170
Accounts payable	30,453	19,690
Accrued liabilities:
Payroll and related	33,282	43,371
Property and other taxes	19,275	20,456
Income tax payable	67	125
Interest	14,320	15,350
Progressive jackpots and slot club awards	15,353	16,123
Other	22,062	18,326
Total current liabilities	134,890	133,611
Long-term debt, less current maturities	951,646	992,712
Deferred income taxes	41,951	37,334
Other accrued liabilities	17,461	18,432
Other long-term liabilities	13,912	22,211
Stockholders’ equity:
Preferred stock, $.01 par value; 2,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value; 60,000,000 shares authorized; shares issued: 42,066,148 at January 24, 2016 and April 26, 2015	421	421
Class B common stock, $.01 par value; 3,000,000 shares authorized; none issued	—	—
Additional paid-in capital	243,353	241,899
Retained earnings (deficit)	(177,863)	(199,072)
	65,911	43,248
Treasury stock, 1,319,219 shares at January 24, 2016 and 1,568,875 at April 26, 2015	(16,637)	(19,786)
Total stockholders’ equity	49,274	23,462
Total liabilities and stockholders’ equity	$1,209,134	$1,227,762

See notes to the consolidated financial statements.

ISLE OF CAPRI CASINOS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	January 24,	January 25,	January 24,	January 25,
	2016	2015	2016	2015
Revenues:
Casino	$242,028	$251,272	$751,142	$750,951
Rooms	6,360	6,711	22,250	22,918
Food, beverage, pari-mutuel and other	31,885	33,661	96,329	100,874
Gross revenues	280,273	291,644	869,721	874,743
Less promotional allowances	(49,733)	(55,240)	(155,996)	(166,985)
Net revenues	230,540	236,404	713,725	707,758
Operating expenses:
Casino	37,460	39,224	114,136	117,313
Gaming taxes	61,671	64,603	191,460	191,179
Rooms	1,455	1,334	5,221	4,975
Food, beverage, pari-mutuel and other	11,977	12,041	35,196	35,008
Marine and facilities	12,901	13,609	40,923	41,679
Marketing and administrative	53,764	52,921	164,417	167,826
Corporate and development	6,141	5,880	20,770	21,763
Depreciation and amortization	20,492	19,247	61,649	57,995
Total operating expenses	205,861	208,859	633,772	637,738
Operating income	24,679	27,545	79,953	70,020
Interest expense	(16,836)	(20,927)	(51,281)	(63,370)
Interest income	76	94	235	273
Loss on extinguishment of early debt	—	—	(2,966)	—

Income from continuing operations before income taxes	7,919	6,712	25,941	6,923
Income tax provision	(904)	(786)	(2,647)	(2,793)
Income from continuing operations	7,015	5,926	23,294	4,130
Loss from discontinued operations, net of income taxes of $- for the three and nine months ended January 24, 2016 and January 25, 2015	(400)	(503)	(2,085)	(2,045)
Net income and Comprehensive income	$6,615	$5,423	$21,209	$2,085

Income (loss) per common share-basic:
Income from continuing operations	$0.17	$0.15	$0.57	$0.10
Loss from discontinued operations, net of income taxes	(0.01)	(0.01)	(0.05)	(0.05)
Net income	$0.16	$0.14	$0.52	$0.05

Income (loss) per common share-diluted:
Income from continuing operations	$0.17	$0.15	$0.56	$0.10
Loss from discontinued operations, net of income taxes	(0.01)	(0.02)	(0.05)	(0.05)
Net income	$0.16	$0.13	$0.51	$0.05

Weighted average basic shares	40,730,065	40,028,776	40,669,556	39,929,845
Weighted average diluted shares	41,444,564	40,336,663	41,417,021	40,062,008

See notes to the consolidated financial statements.

ISLE OF CAPRI CASINOS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share amounts)

(Unaudited)

	Shares of		Additional	Retained		Total
	Common	Common	Paid-in	Earnings	Treasury	Stockholders’
	Stock	Stock	Capital	(Deficit)	Stock	Equity
Balance, April 26, 2015	42,066,148	$421	$241,899	$(199,072)	$(19,786)	$23,462
Net income	—	—	—	21,209	—	21,209
Other comprehensive income (loss), net of tax	—	—	—	—	—	—
Exercise of stock options	—	—	(646)	—	1,413	767
Issuance of restricted stock from treasury stock, net of forfeitures	—	—	(1,736)	—	1,736	—
Stock compensation expense	—	—	3,836	—	—	3,836
Balance, January24, 2016	42,066,148	$421	$243,353	$(177,863)	$(16,637)	$49,274

See notes to the consolidated financial statements.

ISLE OF CAPRI CASINOS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended
	January 24,	January 25,
	2016	2015
Operating activities:
Net income	$21,209	$2,085
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	61,995	58,781
Amortization and write-off of deferred financing costs	3,177	3,359
Amortization of debt (premium) discount	(333)	194
Loss on early extinguishment of debt	2,966	—
Gain on sale of discontinued operations	(6,424)	—
Valuation charges	4,424	—
Deferred income taxes	2,574	2,751
Stock compensation expense	3,836	2,742
Loss on disposal of assets	66	46
Changes in operating assets and liabilities:
Marketable securities	292	(710)
Accounts receivable	794	791
Prepaid expenses and other assets	(4,374)	(3,137)
Income tax payable	(58)	(111)
Accounts payable and accrued liabilities	(3,003)	5,456
Net cash provided by operating activities	87,141	72,247

Investing activities:
Purchase of property and equipment	(52,674)	(30,032)
Proceeds from sale of assets held for sale	11,448	—
Proceeds from sale of property and equipment	46	54
(Increase) decrease in restricted cash and investments	(378)	614
Net cash used in investing activities	(41,558)	(29,364)

Financing activities:
Principal payments on debt	(62,380)	(173)
Net borrowings (repayments) on line of credit	21,400	(45,400)
Payment of other long-term obligation	(9,384)	—
Premium payments on retirement of long-term debt	(2,409)	—
Payment of deferred financing costs	(215)	—
Proceeds from exercise of stock options	767	—
Net cash used in financing activities	(52,221)	(45,573)

Net decrease in cash and cash equivalents	(6,638)	(2,690)
Cash and cash equivalents, beginning of period	66,437	69,830
Cash and cash equivalents, end of the period	$59,799	$67,140

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

3.  New Accounting Pronouncements

In November 2015, the Financial Accounting Standards Board (“FASB) issued Update No. 2015-17, “Balance Sheet Classification of Deferred Taxes.” This update requires that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The standard is effective for annual periods beginning after December 31, 2016, and for interim periods within those annual periods. Early adoption is permitted for all entities as of the beginning of an interim or annual reporting period. We are evaluating the impact of adopting this accounting standard update on our consolidated financial statements and disclosures.

In August 2015, the FASB issued Update No. 2015-15, “Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements,” which further clarifies the presentation and subsequent measurement of debt issuance costs related to line-of-credit arrangements. This update allows for debt issuance costs related to line-of-credit arrangements to be presented as an asset and subsequent amortization of the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit. The standard is effective for financial statements issued for fiscal years beginning after December 31, 2015, for interim periods within those fiscal years and early adoption is permitted. We are evaluating the impact of adopting this accounting standard update on our consolidated financial statements and disclosures.

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

4. Discontinued Operations

On October 19, 2015, we closed our casino property in Natchez, Mississippi and completed the previously announced sale of the hotel and certain related non-gaming assets to Casino Holding Investment Partners, LLC for net cash proceeds of $11,448.  As a result, we recorded a net gain of $2,000 in discontinued operations for the nine months ended January 24, 2016. The net gain consisted of a gain on the sale of the hotel and related non-gaming assets of $6,424, offset by a non-cash pretax charge of $4,424 related to the write-off of the Natchez gaming vessel and certain other assets.

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

The Company incurred $258 and $954 for capital expenditures at our Natchez property during the nine months ended January 24, 2016 and January 25, 2015, respectively.

The results of our discontinued operations are summarized as follows:

	Three Months Ended		Nine Months Ended
	January 24,	January 25,	January 24,	January 25,
	2016	2015	2016	2015
Net revenues	$—	$4,659	$7,990	$13,872
Valuation charges	—	—	4,424	—
Depreciation expense	—	281	346	786
Pretax loss from discontinued operations	(400)	(503)	(2,085)	(2,045)
Income tax benefit (provision) from discontinued operations	—	—	—	—
Loss from discontinued operations	(400)	(503)	(2,085)	(2,045)

The assets held for sale were as follows:

	January 24,	April 26,
	2016	2015
Current Assets:
Inventory	$—	$138
Property and equipment, net	—	9,810
Total assets	$—	$9,948

5.  Long-Term Debt

Long-term debt consists of the following:

	January 24,	April 26,
	2016	2015
Senior Secured Credit Facility:
Revolving line of credit, expires April 19, 2018, interest payable at least quarterly at either LIBOR and/or prime plus a margin	$96,400	$75,000
5.875% Senior Notes, interest payable semi-annually March 15 and September 15, net	502,653	502,987
7.75% Senior Notes, interest payable semi-annually March 15 and September 15, net	—	62,012
8.875% Senior Subordinated Notes, interest payable semi-annually June 15 and December 15	350,000	350,000
Other	2,671	2,883
	951,724	992,882
Less current maturities	78	170
Long-term debt	$951,646	$992,712

Senior Secured Credit Facility—Our Senior Secured Credit Facility as amended and restated (“Credit Facility”) consists of a $300,000 revolving line of credit. The Credit Facility is secured on a first priority basis by substantially all of our assets and guaranteed by substantially all of our significant subsidiaries.

Our net revolving line of credit availability at January 24, 2016, as limited by our outstanding borrowings, was approximately $195,200, after consideration of approximately $8,400 in outstanding letters of credit. We have an annual commitment fee related to the unused portion of the Credit Facility of up to 0.55% which is included in interest expense in the accompanying consolidated statements of operations. The weighted average effective interest rates of the Credit Facility for the nine months ended January 24, 2016 was 2.57%.

The Credit Facility includes a number of affirmative and negative covenants. Additionally, we must comply with certain financial covenants including maintenance of a total leverage ratio, senior secured leverage ratio and minimum interest coverage ratio. The Credit Facility also restricts our ability to make certain investments or distributions. We were in compliance with the covenants as of January 24, 2016.

5.875% Senior Notes—In March 2013, we issued $350,000 of 5.875% Senior Notes due 2021 (“5.875% Senior Notes”). The net proceeds from the issuance were used to repay term loans under our Credit Facility. On April 14, 2015, we issued an additional $150,000 of 5.875% Senior Notes at a price of 102.0%, which have the same terms and are treated as the same class as the outstanding 5.875% Senior Notes (the “April 2015 issuance”). After deducting the underwriting fees, the net proceeds of $151,500 from the April 2015 issuance were used to purchase a portion of the 7.75% Senior Notes validly tendered pursuant to a cash tender offer for any and all of our outstanding 7.75% Senior Notes (the “Tender Offer”). As a result of these issuances, we capitalized deferred financing costs of $215 in the nine months ended January 24, 2016 and $2,536 in fiscal 2015.

The 5.875% Senior Notes are general unsecured obligations and rank junior to all of our senior secured indebtedness and senior to our senior subordinated indebtedness. The 5.875% Senior Notes are redeemable, in whole or in part, at our option at any time on or after March 15, 2016, with call premiums as defined in the indenture governing the 5.875% Senior Notes.

7.75% Senior Notes—In March 2011, we issued $300,000 of 7.75% Senior Notes due 2019 at a price of 99.264% (“7.75% Senior Notes”).  On April 13, 2015, we accepted for purchase $237,832 of the outstanding 7.75% Senior Notes validly tendered pursuant to the Tender Offer and we funded the payments utilizing the net proceeds from the 5.875% Senior Notes April 2015 issuance, additional borrowings under our Credit Facility and cash on hand. On April 14, 2015, we issued an irrevocable notice of redemption of the remaining $62,168 of outstanding 7.75% Senior Notes at a redemption price of 103.875% of the principal amount, plus accrued and unpaid interest at the redemption date in accordance with the terms of the indenture governing the 7.75% Senior Notes.  On May 14, 2015, we completed the redemption for approximately $65,000, utilizing additional borrowings under our Credit Facility and cash on hand. As a result of the completed redemption, we incurred expenses related to the write-off of the remaining deferred financing costs and the discount, redemption fees and other related costs of $2,966, recorded as a loss on early extinguishment of debt in the consolidated statement of operations for the nine months ended January 24, 2016.

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

7.  Earnings Per Share

The following table sets forth the computation of basic and diluted income (loss) per share:

	Three Months Ended		Nine Months Ended
	January 24,	January 25,	January 24,	January 25,
	2016	2015	2016	2015
Numerator:
Income (loss) applicable to common shares:
Income from continuing operations	$7,015	$5,926	$23,294	$4,130
Loss from discontinued operations	(400)	(503)	(2,085)	(2,045)

Net income	$6,615	$5,423	$21,209	$2,085

Denominator:
Denominator for basic earnings (loss) per share - weighted average shares	40,730,065	40,028,776	40,669,556	39,929,845
Effect of dilutive securities
Employee stock options	179,083	55,644	183,671	48,082
Restricted stock units	535,416	252,243	563,794	84,081
Denominator for diluted earnings (loss) per share - adjusted weighted average shares and assumed conversions	41,444,564	40,336,663	41,417,021	40,062,008

Basic earnings (loss) per share:
Income from continuing operations	$0.17	$0.15	$0.57	$0.10
Loss from discontinued operations	(0.01)	(0.01)	(0.05)	(0.05)
Net income	$0.16	$0.14	$0.52	$0.05

Diluted earnings (loss) per share:
Income from continuing operations	$0.17	$0.15	$0.56	$0.10
Loss from discontinued operations	(0.01)	(0.02)	(0.05)	(0.05)
Net income	$0.16	$0.13	$0.51	$0.05

Our basic earnings (loss) per share are computed by dividing net income (loss) by the weighted average number of shares outstanding for the period. Diluted earnings per share reflect the additional dilution from all potentially dilutive securities such as stock options and restricted stock units. Stock options with an exercise price in excess of the average market price of our common stock during the periods representing 65,460 shares, which were anti-dilutive, were excluded from the calculation of common shares for diluted earnings per share for the three and nine months ended January 24, 2016.

Stock options with an exercise price in excess of the average market price of our common stock during the periods representing 205,060 shares, which were anti-dilutive, were excluded from the calculation of common shares for diluted earnings per share for the three and nine months ended January 25, 2015.  As the minimum market performance conditions related to our restricted stock units had not been achieved as of January 25, 2015, 1,269,351 units were excluded from the calculation of diluted earnings per share for the three and nine months ended January 25, 2015.

8.  Stock Based Compensation

Under our Amended and Restated 2009 Long-Term Incentive Plan we have issued restricted stock units, performance stock units, restricted stock and stock options.

Restricted Stock Units—During the nine months ended January 24, 2016, we granted 104,982 restricted stock units (“RSUs”) to employees with a fair market value of $14.89 per unit on the date of grant. The RSUs will vest and be converted to stock ratably over three years commencing on the one-year anniversary of the grant date.  As of January 24, 2016, our unrecognized compensation cost for these RSUs was $579.  During the three months ended January 24, 2016, we adjusted our forfeiture rate to 25%.

During fiscal 2013, we granted RSUs containing market performance conditions which determined the number of RSUs awarded. The market condition period ended April 26, 2015 and a gross award of 1,532,417 shares was achieved. Per the terms of the award agreement, the awards were issued net of shares necessary to pay minimum withholding taxes with 50% of the RSUs vesting on April 26, 2015 and the remainder vesting on April 26, 2016.  The fair value of these RSUs was initially determined utilizing a lattice pricing model which considered a range of assumptions including volatility and risk-free interest rates.  As of January 24, 2016, our unrecognized compensation cost remaining on the second RSU tranche vesting April 26, 2016 was $145 and an estimated 465,679 shares, net of shares to pay minimum withholding taxes for the second tranche, will be issued.

Performance Stock Units—During the nine months ended January 24, 2016, we granted performance stock units (“PSUs”) to employees with a company performance condition which will determine the number of shares which will ultimately vest, if any, up to 157,772 shares.  Any shares earned will vest at the end of three years from the date of grant.  The probability of meeting the performance condition will be assessed on a regular basis and compensation cost will be adjusted accordingly. As of January 24, 2016, our unrecognized compensation cost for these PSUs is $1,175, based on current probability assumptions. During the three months ended January 24, 2016, we adjusted our forfeiture rate to 37%.

Restricted Stock—During the nine months ended January 24, 2016, we issued 102,922 shares of restricted stock to employees with a grant-date fair value of $20.10 and 38,431 shares of restricted stock with a weighted-average grant date fair value of $18.21 to directors.  Restricted stock awards are made to employees and directors under annual long-term incentive grants which primarily vest one-third on each anniversary of the grant date. Our aggregate estimate of forfeitures for restricted stock for employees and directors is 10% and 0%, respectively. As of January 24, 2016, our unrecognized compensation cost for unvested restricted stock was $1,524 with a remaining weighted average vesting period of 1.06 years.

Stock Options—During the nine months ended January 24, 2016, we issued 378,905 non-qualified stock options, which have a maximum term of seven years and are exercisable in yearly installments of 20% commencing one year after the grant date. The options have a per share grant date fair value of $5.764 utilizing the Black-Sholes-Merton option pricing model with the range of assumptions disclosed in the following table:

Nine Months Ended
January 24, 2016
Weighted average expected volatility	42.61%
Expected dividend yield	0.00%
Weighted average expected term (in years)	5
Weighted average risk-free interest rate	1.36%

Weighted average volatility is calculated using the historical volatility of our stock price over a range of dates equal to the expected term of the grant’s options. The weighted average expected term is calculated using historical data that is representative of the option for which the fair value is to be determined. The expected term represents the period of time that options granted are expected to be outstanding. The weighted average risk-free rate is based on the U.S. Treasury yield curve in effect at the time of the grant for the approximate period of time equivalent to the grant’s expected term.  During the three months ended January 24, 2016, we adjusted our forfeiture rate to 30%. As of January 24, 2016, our unrecognized compensation cost for unvested options was $940.

9.  Fair Value

Items Measured at Fair Value on a Recurring Basis—The following table sets forth the assets measured at fair value on a recurring basis, by input level, in the consolidated balance sheets at January 24, 2016 and April 26, 2015:

	January 24, 2016
	Level 1	Level 2	Total
Assets:
Marketable securities	$9,359	$9,866	$19,225
Restricted cash and investments	6,364	3,405	9,769

	April 26, 2015
	Level 1	Level 2	Total
Assets:
Marketable securities	$6,809	$12,708	$19,517
Restricted cash and investments	5,553	3,640	9,193

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

Other Financial Instruments - The estimated carrying amounts and fair values of our other financial instruments are as follows:

	January 24, 2016		April 26, 2015
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
Financial liabilities:
Revolving line of credit	$96,400	$94,472	$75,000	$73,875
5.875% Senior notes	502,653	515,310	502,987	515,055
7.75% Senior notes	—	—	62,012	64,593
8.875% Senior subordinated notes	350,000	367,720	350,000	383,915
Other long-term debt	2,671	2,671	2,883	2,883
Other long-term liabilities	13,912	13,912	22,211	22,211

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

10.  Income Taxes

A summary of our effective income tax provision from continuing operations is as follows:

	Three Months Ended		Nine Months Ended
	January 24,	January 25,	January 24,	January 25,
	2016	2015	2016	2015
Federal taxes at the statutory rate	$2,772	$2,349	$9,079	$2,423
State taxes	(9)	(66)	(297)	(566)
Permanent differences	335	196	914	2,196
Tax credits	(357)	(111)	(1,070)	(777)
Other	—	1	93	41
Valuation allowance	(1,837)	(1,583)	(6,072)	(524)
Income tax provision from continuing operations	$904	$786	$2,647	$2,793

Our income tax provision consists of changes in the deferred tax liability attributable to indefinite lived intangibles and expense in state jurisdictions without net operating loss carryforwards that are fully offset by valuation allowances.

As of January 24, 2016, we have a full valuation allowance on our federal and state deferred tax assets other than those related to the state and local deferred tax assets at our Florida and Kansas City casinos, respectively.  Despite our recent positive financial results, we believe the remaining valuation allowances continue to be necessary to offset our deferred tax assets. We continue to monitor our cumulative income position, income trends, and future projections of sustained profitability for all of our operations with deferred tax assets subject to valuation allowances.

11.  Supplemental Disclosures

Cash Flow — For the nine months ended January 24, 2016 and January 25, 2015, we made net cash interest payments of $49,507 and $57,300, respectively. Additionally, we made net income tax payments of $130 and $151 during the nine months ended January 24, 2016 and January 25, 2015, respectively.

The change in accrued purchases of property and equipment in accounts payable was an increase of $5,927 and $310, for the nine months ended January 24, 2016 and January 25, 2015, respectively.

During the nine months ended January 24, 2016, we capitalized interest of $411, primarily related to our land based casino construction and hotel renovations at our Bettendorf property.

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

Consolidating condensed balance sheets as of January 24, 2016 and April 26, 2015 are as follows:

	As of January 24, 2016
	Isle of Capri			Consolidating
	Casinos, Inc.		Non-	and	Isle of Capri
	(Parent	Guarantor	Guarantor	Eliminating	Casinos, Inc.
	Obligor)	Subsidiaries	Subsidiaries	Entries	Consolidated
Balance Sheet
Current assets	$24,303	$70,454	$25,764	$(1,917)	$118,604
Intercompany receivables	435,392	1,602	—	(436,994)	—
Investments in subsidiaries	566,420	—	—	(566,420)	—
Property and equipment, net	3,858	868,455	25,016	—	897,329
Other assets	19,570	154,667	22,799	(3,835)	193,201
Total assets	$1,049,543	$1,095,178	$73,579	$(1,009,166)	$1,209,134

Current liabilities	$37,426	$72,891	$26,490	$(1,917)	$134,890
Intercompany payables	6,225	409,153	48,079	(463,457)	—
Long-term debt, less current maturities	951,646	—	—	—	951,646
Other accrued liabilities	4,972	65,170	7,017	(3,835)	73,324
Stockholders’ equity	49,274	547,964	(8,007)	(539,957)	49,274
Total liabilities and stockholders’ equity	$1,049,543	$1,095,178	$73,579	$(1,009,166)	$1,209,134

	As of April 26, 2015
	Isle of Capri			Consolidating
	Casinos, Inc.		Non-	and	Isle of Capri
	(Parent	Guarantor	Guarantor	Eliminating	Casinos, Inc.
	Obligor)	Subsidiaries	Subsidiaries	Entries	Consolidated
Balance Sheet
Current assets	$14,582	$79,118	$26,157	$(185)	$119,672
Intercompany receivables	433,527	—	—	(433,527)	—
Investments in subsidiaries	573,258	3,358	—	(576,616)	—
Property and equipment, net	4,844	869,486	27,896	—	902,226
Other assets	32,217	160,727	22,123	(9,203)	205,864
Total assets	$1,058,428	$1,112,689	$76,176	$(1,019,531)	$1,227,762

Current liabilities	$36,304	$71,723	$25,769	$(185)	$133,611
Intercompany payables	—	425,267	8,260	(433,527)	—
Long-term debt, less current maturities	992,650	—	62	—	992,712
Other accrued liabilities	6,012	73,982	7,186	(9,203)	77,977
Stockholders’ equity	23,462	541,717	34,899	(576,616)	23,462
Total liabilities and stockholders’ equity	$1,058,428	$1,112,689	$76,176	$(1,019,531)	$1,227,762

Consolidating condensed statements of operations for the three and nine months ended January 24, 2016 and January 25, 2015 are as follows:

	For the Three Months Ended January 24, 2016
	Isle of Capri			Consolidating
	Casinos, Inc.		Non-	and	Isle of Capri
	(Parent	Guarantor	Guarantor	Eliminating	Casinos, Inc.
Statement of Operations	Obligor)	Subsidiaries	Subsidiaries	Entries	Consolidated
Revenues:
Casino	$—	$233,273	$8,755	$—	$242,028
Rooms, food, beverage, pari-mutuel and other	22	37,301	2,840	(1,918)	38,245
Management fee revenue	8,274	—	—	(8,274)	—
Gross revenues	8,296	270,574	11,595	(10,192)	280,273
Less promotional allowances	—	(47,842)	(1,891)	—	(49,733)
Net revenues	8,296	222,732	9,704	(10,192)	230,540

Operating expenses:
Casino	—	35,800	1,660	—	37,460
Gaming taxes	—	58,192	3,479	—	61,671
Rooms, food, beverage, pari-mutuel and other	6,474	76,971	4,711	(1,918)	86,238
Management fee expense	—	7,974	300	(8,274)	—
Depreciation and amortization	446	18,971	1,075	—	20,492
Total operating expenses	6,920	197,908	11,225	(10,192)	205,861

Operating income (loss)	1,376	24,824	(1,521)	—	24,679
Interest expense, net	(7,525)	(8,801)	(434)	—	(16,760)
Equity in income (loss) of subsidiaries	8,768	—	—	(8,768)	—
Income (loss) from continuing operations before income taxes	2,619	16,023	(1,955)	(8,768)	7,919
Income tax benefit (provision)	4,396	(6,209)	909	—	(904)
Income (loss) from continuining operations	7,015	9,814	(1,046)	(8,768)	7,015
Income (loss) of discontinued operations	(400)	(400)	—	400	(400)
Net income (loss)	$6,615	$9,414	$(1,046)	$(8,368)	$6,615

	For the Three Months Ended January 25, 2015
	Isle of Capri			Consolidating
	Casinos, Inc.		Non-	and	Isle of Capri
	(Parent	Guarantor	Guarantor	Eliminating	Casinos, Inc.
Statement of Operations	Obligor)	Subsidiaries	Subsidiaries	Entries	Consolidated
Revenues:
Casino	$—	$241,696	$9,576	$—	$251,272
Rooms, food, beverage, pari-mutuel and other	32	39,367	3,199	(2,226)	40,372
Management fee revenue	8,460	—	—	(8,460)	—
Gross revenues	8,492	281,063	12,775	(10,686)	291,644
Less promotional allowances	—	(52,735)	(2,505)	—	(55,240)
Net revenues	8,492	228,328	10,270	(10,686)	236,404

Operating expenses:
Casino	—	37,453	1,771	—	39,224
Gaming taxes	—	60,825	3,778	—	64,603
Rooms, food, beverage, pari-mutuel and other	7,327	76,778	3,906	(2,226)	85,785
Management fee expense	—	8,160	300	(8,460)	—
Depreciation and amortization	507	17,374	1,366	—	19,247
Total operating expenses	7,834	200,590	11,121	(10,686)	208,859

Operating income (loss)	658	27,738	(851)	—	27,545
Interest expense, net	(10,773)	(9,531)	(529)	—	(20,833)
Equity in income (loss) of subsidiaries	10,422	—	—	(10,422)	—
Income (loss) from continuing operations before income taxes	307	18,207	(1,380)	(10,422)	6,712
Income tax (provision) benefit	5,619	(7,301)	896	—	(786)
Income (loss) from continuining operations	5,926	10,906	(484)	(10,422)	5,926
Income (loss) of discontinued operations	(503)	(601)	—	601	(503)
Net income (loss)	$5,423	$10,305	$(484)	$(9,821)	$5,423

	For the Nine Months Ended January 24, 2016
	Isle of Capri			Consolidating
	Casinos, Inc.		Non-	and	Isle of Capri
	(Parent	Guarantor	Guarantor	Eliminating	Casinos, Inc.
Statement of Operations	Obligor)	Subsidiaries	Subsidiaries	Entries	Consolidated
Revenues:
Casino	$—	$720,191	$30,951	$—	$751,142
Rooms, food, beverage, pari-mutuel and other	57	115,403	9,220	(6,101)	118,579
Management fee revenue	25,715	—	—	(25,715)	—
Gross revenues	25,772	835,594	40,171	(31,816)	869,721
Less promotional allowances	—	(149,154)	(6,842)	—	(155,996)
Net revenues	25,772	686,440	33,329	(31,816)	713,725

Operating expenses:
Casino	—	108,905	5,231	—	114,136
Gaming taxes	—	179,088	12,372	—	191,460
Rooms, food, beverage, pari-mutuel and other	21,601	235,624	15,403	(6,101)	266,527
Management fee expense	—	24,815	900	(25,715)	—
Depreciation and amortization	1,335	57,105	3,209	—	61,649
Total operating expenses	22,936	605,537	37,115	(31,816)	633,772

Operating income (loss)	2,836	80,903	(3,786)	—	79,953
Interest expense, net	(22,855)	(26,689)	(1,502)	—	(51,046)
Loss on extinguishment of debt	(2,966)	—	—	—	(2,966)
Equity in income (loss) of subsidiaries	35,378	—	—	(35,378)	—
Income (loss) from continuing operations before income taxes	12,393	54,214	(5,288)	(35,378)	25,941
Income tax benefit (provision)	10,901	(16,306)	2,758	—	(2,647)
Income (loss) from continuining operations	23,294	37,908	(2,530)	(35,378)	23,294
Income (loss) of discontinued operations	(2,085)	(2,151)	—	2,151	(2,085)
Net income (loss)	$21,209	$35,757	$(2,530)	$(33,227)	$21,209

	For the Nine Months Ended January 25, 2015
	Isle of Capri			Consolidating
	Casinos, Inc.		Non-	and	Isle of Capri
	(Parent	Guarantor	Guarantor	Eliminating	Casinos, Inc.
Statement of Operations	Obligor)	Subsidiaries	Subsidiaries	Entries	Consolidated
Revenues:
Casino	$—	$719,836	$31,115	$—	$750,951
Rooms, food, beverage, pari-mutuel and other	74	120,639	9,835	(6,756)	123,792
Management fee revenue	25,129	—	—	(25,129)	—
Gross revenues	25,203	840,475	40,950	(31,885)	874,743
Less promotional allowances	—	(158,536)	(8,449)	—	(166,985)
Net revenues	25,203	681,939	32,501	(31,885)	707,758

Operating expenses:
Casino	—	112,349	4,964	—	117,313
Gaming taxes	—	179,314	11,865	—	191,179
Rooms, food, beverage, pari-mutuel and other	24,753	239,152	14,102	(6,756)	271,251
Management fee expense	—	24,229	900	(25,129)	—
Depreciation and amortization	1,483	52,425	4,087	—	57,995
Total operating expenses	26,236	607,469	35,918	(31,885)	637,738

Operating income (loss)	(1,033)	74,470	(3,417)	—	70,020
Interest expense, net	(32,927)	(28,571)	(1,599)	—	(63,097)
Loss on extinguishment of debt	—	—	—	—	—
Equity in income (loss) of subsidiaries	23,673	—	—	(23,673)	—
Income (loss) from continuing operations before income taxes	(10,287)	45,899	(5,016)	(23,673)	6,923
Income tax (provision) benefit	14,417	(20,802)	3,592	—	(2,793)
Income (loss) from continuining operations	4,130	25,097	(1,424)	(23,673)	4,130
Income (loss) of discontinued operations	(2,045)	(2,274)	—	2,274	(2,045)
Net income (loss)	$2,085	$22,823	$(1,424)	$(21,399)	$2,085

Consolidating condensed statements of cash flows for the nine months ended January 24, 2016 and January 25, 2015 are as follows:

	Nine Months Ended January 24, 2016
	Isle of Capri			Consolidating
	Casinos, Inc.		Non-	and	Isle of Capri
	(Parent	Guarantor	Guarantor	Eliminating	Casinos, Inc.
Statement of Cash Flows	Obligor)	Subsidiaries	Subsidiaries	Entries	Consolidated
Net cash (used in) provided by operating activities	$2,101	$83,692	$1,348	$—	$87,141

Investing Activities:
Purchases of property and equipment, net of proceeds	(353)	(51,869)	(406)	—	(52,628)
Proceeds from sales of assets held for sale	—	11,448	—	—	11,448
Restricted cash and investments	—	—	(378)	—	(378)
Parent company investment in subsidiaries	32,319	—	—	(32,319)	—
Net cash provided by (used in) investing activities	31,966	(40,421)	(784)	(32,319)	(41,558)

Financing Activities:
Principal payments on debt	(62,222)	—	(158)	—	(62,380)
Net repayments on line of credit	21,400	—	—	—	21,400
Payments of other long-term obligation	—	(9,384)	—	—	(9,384)
Premium payments on retirement of long-term debt	(2,409)	—	—	—	(2,409)
Payment of deferred financing costs	(215)	—	—	—	(215)
Proceeds from exercise of stock options	767	—	—	—	767
Net proceeds from (payments to) related parties	—	(44,179)	11,860	32,319	—
Net cash (used in) provided by financing activities	(42,679)	(53,563)	11,702	32,319	(52,221)

Net (decrease) increase in cash and cash equivalents	(8,612)	(10,292)	12,266	—	(6,638)
Cash and cash equivalents at beginning of period	5,077	53,033	8,327	—	66,437
Cash and cash equivalents at end of the period	$(3,535)	$42,741	$20,593	$—	$59,799

	Nine Months Ended January 25, 2015
	Isle of Capri			Consolidating
	Casinos, Inc.		Non-	and	Isle of Capri
	(Parent	Guarantor	Guarantor	Eliminating	Casinos, Inc.
Statement of Cash Flows	Obligor)	Subsidiaries	Subsidiaries	Entries	Consolidated
Net cash (used in) provided by operating activities	$(10,373)	$79,173	$3,447	$—	$72,247

Investing Activities:
Purchases of property and equipment, net of proceeds	(1,863)	(27,758)	(357)	—	(29,978)
Payments towards gaming license	—	—	—	—	—
Restricted cash and investments	—	—	614	—	614
Parent company investment in subsidiaries	56,786	—	—	(56,786)	—
Net cash provided by (used in) investing activities	54,923	(27,758)	257	(56,786)	(29,364)

Financing Activities:
Principal payments on debt	(50)	—	(123)	—	(173)
Net borrowings on line of credit	(45,400)	—	—	—	(45,400)
Payments of deferred financing costs	—	—	—	—	—
Net proceeds from (payments to) related parties	—	(51,269)	(5,517)	56,786	—
Net cash provided by (used in) financing activities	(45,450)	(51,269)	(5,640)	56,786	(45,573)

Net (decrease) increase in cash and cash equivalents	(900)	146	(1,936)	—	(2,690)
Cash and cash equivalents at beginning of period	6,051	53,787	9,992	—	69,830
Cash and cash equivalents at end of the period	$5,151	$53,933	$8,056	$—	$67,140

13.  Commitments and Contingencies

Legal and Regulatory Proceedings— In October 2012, we opened our new casino in Cape Girardeau, Missouri. A subcontractor filed a mechanics’ lien against our property resulting from a dispute between the subcontractor and our general contractor for the construction project. We demanded that the general contractor cause the lien to be bonded against or satisfied; however, the general contractor refused to do so and asserted that a portion of the subcontractor’s claim resulted from additional work directly requested by us. In October 2013, the subcontractor filed suit against our wholly-owned subsidiary IOC-Cape Girardeau, LLC, the general contractor and two other defendants alleging various contract and equitable claims and are seeking damages of approximately $3,800. In August 2014, we filed a cross claim against the general contractor alleging breach of contract and various indemnity claims. During the three months ended January 24, 2016, all parties reached a settlement fully resolving all claims related to this matter and we capitalized additional construction costs of $1,375.

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

Items Impacting Income from Continuing Operations— Significant items impacting our income from continuing operations during the periods ended January 24, 2016 and January 25, 2015 are as follows:

Insurance Costs — During the three months ended January 24, 2016, we incurred unfavorable insurance experience with respect to employee health insurance and in our captive insurance company of $1.7 million relative to the same period in the prior year.

Long-term Debt — In May 2015, we redeemed the remaining $62 million of our 7.75% Senior Notes and incurred a loss on early extinguishment of debt of $3.0 million in the nine months ended January 24, 2016.

Corporate Restructuring — During the nine months ended January 25, 2015, we eliminated executive positions in the corporate office to maximize efficiency and streamline reporting lines, resulting in severance expense of $2.3 million.

Colorado Referendum Costs — During the nine months ended January 25, 2015, the Company incurred costs of $4.1 million in support of efforts to defeat the proposed November 2014 referendum that would have expanded gaming to racetracks in certain Colorado counties.

Property Tax Settlement — During the nine months ended January 25, 2015, we reduced property tax expense by $1.2 million as a result of the settlement of our property tax appeal at our Waterloo, Iowa property for calendar years 2011 through 2014.

Discontinued Operations — On October 19, 2015, we closed our casino property in Natchez, Mississippi and completed the previously announced sale of the hotel and certain related non-gaming assets to Casino Holding Investment Partners, LLC for net cash proceeds of $11.4 million.  As a result, we recorded a net gain of $2.0 million in discontinued operations for the nine months ended January 24, 2016. The net gain consisted of a gain on the sale of the hotel and related non-gaming assets of $6.4 million, offset by a non-cash pretax charge of $4.4 million related to the write-off of the Natchez gaming vessel and certain other assets. As such, the operations of our Natchez property have been classified as discontinued operations for all periods presented.

Results of Operations

Revenues and operating expenses for the three and nine months ended January 24, 2016 and January 25, 2015 are as follows:

	Three Months Ended
	January 24,	January 25,		Percentage
(in thousands)	2016	2015	Variance	Variance
Revenues:
Casino	$242,028	$251,272	$(9,244)	-3.7%
Rooms	6,360	6,711	(351)	-5.2%
Food, beverage, pari-mutuel and other	31,885	33,661	(1,776)	-5.3%
Gross revenues	280,273	291,644	(11,371)	-3.9%
Less promotional allowances	(49,733)	(55,240)	5,507	-10.0%
Net revenues	230,540	236,404	(5,864)	-2.5%

Operating expenses:
Casino	37,460	39,224	(1,764)	-4.5%
Gaming taxes	61,671	64,603	(2,932)	-4.5%
Rooms	1,455	1,334	121	9.1%
Food, beverage, pari-mutuel and other	11,977	12,041	(64)	-0.5%
Marine and facilities	12,901	13,609	(708)	-5.2%
Marketing and administrative	53,764	52,921	843	1.6%
Corporate and development	6,141	5,880	261	4.4%
Depreciation and amortization	20,492	19,247	1,245	6.5%
Total operating expenses	$205,861	$208,859	(2,998)	-1.4%

	Nine Months Ended
	January 24,	January 25,		Percentage
(in thousands)	2016	2015	Variance	Variance
Revenues:
Casino	$751,142	$750,951	$191	0.0%
Rooms	22,250	22,918	(668)	-2.9%
Food, beverage, pari-mutuel and other	96,329	100,874	(4,545)	-4.5%
Gross revenues	869,721	874,743	(5,022)	-0.6%
Less promotional allowances	(155,996)	(166,985)	10,989	-6.6%
Net revenues	713,725	707,758	5,967	0.8%

Operating expenses:
Casino	114,136	117,313	(3,177)	-2.7%
Gaming taxes	191,460	191,179	281	0.1%
Rooms	5,221	4,975	246	4.9%
Food, beverage, pari-mutuel and other	35,196	35,008	188	0.5%
Marine and facilities	40,923	41,679	(756)	-1.8%
Marketing and administrative	164,417	167,826	(3,409)	-2.0%
Corporate and development	20,770	21,763	(993)	-4.6%
Depreciation and amortization	61,649	57,995	3,654	6.3%
Total operating expenses	$633,772	$637,738	(3,966)	-0.6%

Casino — Casino revenues decreased $9.2 million, or 3.7%, for the three months ended January 24, 2016, as compared to the same period in fiscal 2015. Our casino revenues were impacted by the continued strategic reduction in promotional allowances which commenced in the second quarter of fiscal 2016.  In addition, casino revenues decreased $3.4 million at our Lake Charles property as a result of a new competitor in the market, which opened in December 2015.  Casino revenues decreased $2.7 million at our Pompano property due to fewer trips by our seasonal customers to Florida and an increased competitive environment. Casino revenues also decreased at our Lula property by $1.5 million, primarily as a result of severe weather events during the quarter and a highly competitive environment.

Casino revenues increased $0.2 million for the nine months ended January 24, 2016, as compared to the same period in fiscal 2015, as increases in the first fiscal quarter of fiscal 2016 were substantially offset by decreases in the second and third fiscal quarters resulting from the strategic reduction in promotional allowances and other events as described above.

Casino operating expenses decreased $1.8 million, or 4.5%, and $3.2 million, or 2.7%, for the three and nine months ended January 24, 2016, respectively, as compared to the same period in the prior fiscal year. The decrease in casino operating expenses reflects our continuing efforts to manage our casino operating expenses.

Gaming Taxes — State and local gaming taxes decreased $2.9 million, or 4.5%, and increased $0.3 million, or 0.1%, for the three and nine months ended January 24, 2016, respectively, as compared to the same periods in the prior fiscal year, which is a result of changes in our overall gaming revenues and changes in the mix of gaming revenues derived from states with different gaming tax rates.

Rooms — Rooms revenue decreased $0.4 million, or 5.2%, during the three months ended January 24, 2016, as compared to the same period in the prior fiscal year, primarily at our Lake Charles property due to reduced complimentary hotel room nights and at our Boonville property due to hotel renovations, which commenced in August and was completed in December, resulting in over 10% of rooms at our Boonville property being out of service during the current fiscal quarter.

Rooms revenue decreased $0.7 million, or 2.9%, for the nine months ended January 24, 2016, respectively, as compared to the same period in the prior fiscal year due to the items discussed in the current fiscal quarter and a hotel renovation project at our Bettendorf property completed earlier in the fiscal year resulting in rooms being out of service and reduced complimentaries.

Food, beverage, pari-mutuel and other — Food, beverage, pari-mutuel and other revenue decreased $1.8 million, or 5.3%, and $4.5 million, or 4.5%, for the three and nine months ended January 24, 2016, as compared to the same period in fiscal 2015, primarily resulting from reduced complimentaries during the previous two fiscal quarters.

Promotional Allowances — Promotional allowances decreased $5.5 million, or 10.0%, and $11.0 million, or 6.6%, for the three and nine months ended January 24, 2016, as compared to the same period in the prior fiscal year, reflecting a strategic reduction in our promotional allowances.

Marketing and Administrative —  Excluding the unfavorable insurance experience of $1.7 million, marketing and administrative expenses decreased $0.9 million, or 1.6%, for the three months ended January 24, 2016 as compared to the same period in the prior fiscal year, reflecting changes in our marketing programs as well as savings from cost reduction initiatives.

Marketing and administrative expenses decreased $3.4 million, or 2.0%, for the nine months ended January 24, 2016 as compared to the same period in the prior fiscal year. Excluding the current year unfavorable insurance experience of $1.7 million, Colorado referendum costs in the prior year of $4.1 million and the prior year Waterloo favorable property tax settlement of $1.2 million, marketing and administrative expenses decreased $2.2 million, or 1.3%, as compared to the same period in the prior fiscal year, reflecting changes in our marketing programs as well as savings from cost reduction initiatives.

Corporate and Development — Excluding stock compensation expense, our corporate and development expenses increased $0.2 million during the three months ended January 24, 2016, compared to the same period of the prior fiscal year. Stock compensation expense increased $0.1 million compared to the same period in the prior fiscal year, and included a $0.5 million favorable forfeiture adjustment in the current fiscal quarter.

During the nine months ended January 24, 2016, our corporate and development expenses were $20.8 million compared to $21.8 million for the nine months ended January 25, 2015. Excluding stock compensation expense of $3.5 million and $2.5 million during the nine months ended January 24, 2016 and January 25, 2015, respectively, and $2.3 million of severance incurred in the prior year from the corporate restructuring, corporate expenses increased $0.3 million, or 1.8%. Stock compensation expense increased $1.0 million compared to the prior year period and included a $0.5 million favorable forfeiture adjustment in the current year period.

Depreciation and Amortization — Depreciation and amortization expense for the three and nine months ended January 24, 2016 increased $1.2 million and $3.7 million, respectively, as compared to the same periods in the prior fiscal year, primarily due to depreciation of current capital expenditures and accelerated depreciation of approximately $3.0 million for the nine months ending January 24, 2016 on certain assets at our Bettendorf property of which will be disposed pending the opening of our new land-based casino.

Other Income (Expense) and Income Taxes

Interest expense, interest income and income tax (provision) benefit for the three and nine months ended January 24, 2016 and January 25, 2015 are as follows:

	Three Months Ended
	January 24,	January 25,		Percentage
(in thousands)	2016	2015	Variance	Variance

Interest expense	$(16,836)	$(20,927)	$4,091	-19.5%
Interest income	76	94	(18)	-19.1%
Income tax provision	(904)	(786)	(118)	15.0%

	Nine Months Ended
	January 24,	January 25,		Percentage
(in thousands)	2016	2015	Variance	Variance

Interest expense	$(51,281)	$(63,370)	$12,089	-19.1%
Interest income	235	273	(38)	-13.9%
Loss on early extinguishment of debt	(2,966)	—	(2,966)	100.0%
Income tax provision	(2,647)	(2,793)	146	-5.2%

Interest Expense — Interest expense decreased by $4.1 million and $12.1 million for the three and nine months ended January 24, 2016, respectively, as compared to the same periods in the prior fiscal year. This decrease is primarily a result of a decrease in our overall debt balance and the benefit of refinancing our 7.75% Senior Notes.  We capitalized interest expense of $0.2 million and $0.4 million, respectively, in the three and nine months ended January 24, 2016, primarily related to our land-based casino construction in Bettendorf.

Income Tax Provision — Our income tax provision from continuing operations was impacted by changes in the deferred tax liability attributable to indefinite lived intangibles and expense for state jurisdictions where taxable income is generated. Our tax provision was $0.9 million and $0.8 million for the three months ended January 24, 2016 and January 25, 2015 and $2.6 million and $2.8 million for the nine months ended January 24, 2016 and January 25, 2015, respectively.

Liquidity and Capital Resources

Cash Flows from Operating Activities - During the nine months ended January 24, 2016, we generated $87.1 million in cash flows from operating activities compared to generating $72.2 million during the nine months ended January 25, 2015. The year over year increase in cash flows from operating activities is primarily the result of the increase in operating income.

Cash Flows used in Investing Activities - During the nine months ended January 24, 2016, we used $41.6 million for investing activities compared to using $29.4 million during the nine months ended January 25, 2015. Significant investing activities for the nine months ended January 24, 2016 included capital expenditures of $52.7 million, of which $8.4 million related to construction of our land based casino construction in Bettendorf, offset by proceeds received from sales of assets held for sale of $11.4 million. Significant investing activities for the nine months ended January 25, 2015 included capital expenditures of $30.0 million, offset by the change in restricted cash and investments of $0.6 million.

Cash Flows used in Financing Activities — During the nine months ended January 24, 2016, our financing activities utilized $52.2 million primarily to redeem the remaining 7.75% Senior Notes and pay related costs.  Significant transactions during the nine months ended January 24, 2016 are as follow:

•                  On May 14, 2015, we redeemed the remaining $62.2 million of our 7.75% Senior Notes at a price of 103.875%, including accrued and unpaid interest.

•                  Net borrowings under our Credit Facility increased $21.4 million.

•                  On May 4, 2015, we paid $9.4 million related to our obligation for certain bonds issued by the City of Bettendorf, Iowa

•                  We received $0.8 million in proceeds from the exercise of stock options.

During the nine months ended January 25, 2015, our net cash flows used in financing activities were used primarily to repay borrowings under our Credit Facility of $45.4 million.

Availability of Cash and Additional Capital - At January 24, 2016, we had cash and cash equivalents of $59.8 million and marketable securities of $19.2 million. As of January 24, 2016, we had $96.4 million in outstanding revolving credit borrowings under our Credit Facility and our net line of credit availability was approximately $195.0 million, as limited by our outstanding borrowings and letters of credit.

Capital Expenditures and Development Activities— We began construction of a land-based casino at our property in Bettendorf, Iowa during May 2015. As of January 24, 2016, we have spent $8.4 million this fiscal year and estimate the total construction cost of this project to be up to $60 million with a 12-to-14 month construction period. As of January 24, 2016, we have spent a total of $10.6 million on this project. During December 2015, we completed renovation of our hotel at our Boonville, Missouri property with a total estimated cost of $5.5 million, of which we have spent $4.8 million as of January 24, 2016. This renovation included refurbishment of 140 hotel rooms, meeting and convention space and public areas. In July 2015, we completed a $7.6 million renovation of the south tower hotel in Bettendorf, of which $4.6 million was spent in fiscal 2016 as of January 24, 2016. We will continue to fund capital projects with cash generated by our operations and borrowings under our Credit Facility.

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

Historically, we have made significant investments in property and equipment and expect that our operations will continue to demand ongoing investments to keep our properties competitive. The timing, completion and amount of additional capital projects will be subject to improvement of economic and local market conditions, cash flows from our operations and borrowing availability under our Credit Facility.

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

For a discussion of our significant accounting policies and estimates, please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations and Notes to Consolidated Financial Statements presented in our 2015 Annual Report on Form 10-K. There were no newly identified significant accounting estimates in the third quarter of fiscal year 2016, nor were there any material changes to the critical accounting policies and estimates set forth in our 2015 Annual Report.

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

ITEM 4.   CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of January 24, 2016.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of January 24, 2016, our disclosure controls and procedures were effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports we file or submit under the Exchange Act of 1934 and such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in our internal controls over financial reporting during the fiscal quarter ended January 24, 2016, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Our operations in several jurisdictions depend on agreements with third parties. If we are unable to renew these agreements on satisfactory terms as they expire, our business may be disrupted and, in the event of disruptions in multiple jurisdictions, could have a material adverse effect on our financial condition and results of operations. For example, Iowa law requires that each gambling venue in Iowa must have a licensed “Qualified Sponsoring Organization,” or QSO, which is a tax-exempt non-profit organization. The QSO must donate the profits it receives from casino operations to educational, civic, public, charitable, patriotic or religious uses. Each of our three Iowa properties has an agreement with a local QSO. We have the right to renew our agreements for Bettendorf and Waterloo when they expire in 2019 and 2018, respectively, an amendment to our agreement for Bettendorf that extended the agreement to March 2025, after which we have the right to renew for succeeding five-year periods. In October 2015, we entered into an amendment to our agreement for Marquette that extended the agreement to June 2044.

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

ISLE OF CAPRI CASINOS, INC.

Dated: February 26, 2016	/s/ Eric L. Hausler
Eric L. Hausler
Chief Financial Officer
(Principal Financial Officer and Authorized Officer)

EXHIBIT NUMBER	DESCRIPTION

31.1	Certification of Chief Executive Officer pursuant to Rule 13a—14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a—14(a) under the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

101

The following financial statements and notes from the Isle of Capri Casinos, Inc. Quarterly Report on Form 10-Q for the quarter ended January 24, 2016, filed on February 26, 2016 formatted in XBRL: (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Stockholders’ Equity; (iv) Consolidated Statements of Cash Flows; and (v) Notes to Consolidated Financial Statements.