Form 10-K
period 2016-04-24
ISLE OF CAPRI CASINOS INC
filed 2016-06-21
CIK 863015

Use these links to rapidly review the document

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended April 24, 2016
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

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

          The aggregate market value of the voting and non-voting stock held by non-affiliates1 of the Company is $475,736,976, based on the last reported sale price of 19.22 per share on October 23, 2015 on the NASDAQ Stock Market; multiplied by 24,752,184 shares of Common Stock outstanding and held by non-affiliates of the Company on such date.

          As of June 17, 2016, the Company had a total of 41,275,288 shares of Common Stock outstanding (which excludes 790,860 shares held by us in treasury).

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

ISLE OF CAPRI CASINOS, INC.

FORM 10-K

INDEX

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

        This Annual Report contains statements that we believe are, or may be considered to be, "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical fact included in this Annual Report regarding the prospects of our industry or our prospects, plans, financial position or business strategy, may constitute forward-looking statements. In addition, forward-looking statements generally can be identified by the use of forward-looking words such as "may," "will," "expect," "intend," "estimate," "foresee," "project," "anticipate," "believe," "plans," "forecasts," "continue" or "could" or the negatives of these terms or variations of them or similar terms. Furthermore, such forward-looking statements may be included in various filings that we make with the SEC or press releases or oral statements made by or with the approval of one of our authorized executive officers. Although we believe that the expectations reflected in these forward-looking statements are reasonable, these expectations may not prove to be correct and are not guarantees of future performance. These forward-looking statements are subject to certain known and unknown risks and uncertainties, as well as assumptions that could cause actual results to differ materially from those reflected in these forward-looking statements. Factors that might cause actual results to differ include, but are not limited to, those discussed in the section entitled "Risk Factors" beginning on page 10 of this report. Readers are cautioned not to place undue reliance on any forward-looking statements contained herein, which reflect management's opinions only as of the date hereof. Except as required by law, we undertake no obligation to revise or publicly release the results of any revision to any forward-looking statements. You are advised, however, to consult any additional disclosures we make in our reports to the SEC. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements contained in this Annual Report.

PART I

ITEM 1.    BUSINESS

  Overview

        We are a developer, owner and operator of branded gaming facilities and related dining, lodging and entertainment facilities in regional markets in the United States. We currently own or operate 14 gaming and entertainment facilities in Colorado, Florida, Iowa, Louisiana, Mississippi, Missouri and Pennsylvania. Collectively, these properties feature over 12,000 slot machines and over 300 table games (including approximately 80 poker tables), approximately 2,200 hotel rooms and more than 40 restaurants. We also operate a harness racing track at our casino in Florida. Our portfolio of properties provides us with a diverse geographic footprint that minimizes geographically concentrated risks caused by weather, regional economic difficulties, gaming tax rates and regulations imposed by local gaming authorities.

        We operate under two brands, Isle and Lady Luck. Isle-branded facilities are generally in larger markets with a regional draw and offer expanded amenities, whereas Lady Luck-branded facilities are typically in smaller markets drawing from a more local customer base. Our senior management team has significant gaming experience spanning numerous jurisdictions. We focus on three core principles, (1) exceptional guest experience, (2) targeted allocation of capital, and (3) prudent fiscal management.

        1.     Exceptional guest experience—We focus on customer satisfaction and delivering superior guest experiences by providing popular gaming, dining and entertainment experiences designed to exceed customer expectations in a clean, safe, friendly and fun environment. We focus on initiatives to increase length of stay including refreshing several of our casino floors, improving the rewards and benefits of our loyalty program, focusing on guest service and providing high-quality targeted non-gaming amenities at a reasonable value and price point.

        These non-gaming amenities have included the development of several proprietary food, beverage and entertainment offerings, including the introduction of Lone Wolf bars and Otis and Henry's restaurants, a buffet concept called Farmer's Pick focused on locally-sourced where possible, fresh food, and live entertainment. Lone Wolf bars and Otis & Henry's restaurants are open in seven of our properties and Farmer's Pick Buffets are open in Pompano, Waterloo, Vicksburg, Boonville and Cape Girardeau.

        Both our Isle-branded and Lady Luck-branded properties share a unified marketing message, which changes from time-to-time; it is currently Play More, Be Happy. Our marketing messages are designed to make our customers feel welcome and comfortable at our properties. In fiscal 2015, we completed the introduction of our enhanced customer loyalty program, Fan Club, which is aimed at attracting new customers and increasing visitation from our current customers. We believe we benefited from this program in fiscal 2016 and we are planning to roll out further enhancements during fiscal 2017. Our marketing teams continuously evaluate and modify our marketing and promotional calendars in order to stimulate guest engagement and generate repeat visitation.

        We also focus on hiring friendly, capable employees who will provide great customer service. We enable our employees to own the customer experience and provide continuous training to achieve results. In order to measure our progress, we bonus our property management teams and employees based on their achievement of customer service scores that are based on customer feedback generated through regular surveys.

        2.     Targeted Allocation of Capital—We believe that continuous targeted reinvestment of capital into our properties and technology enhances our guest experience and fosters customer loyalty. We plan to continue to focus on refreshing all areas of our business that impact our guest experience. This includes refreshing our casino floors to provide the latest games for our customers to play, renovating and refreshing our hotel room product, public areas and food and beverage outlets and strengthening our technology infrastructure.

        In fiscal 2016, we continued to refresh our casino floors, spending approximately $19 million on games and casino floor equipment. In fiscal 2016, we also completed the remodel of the hotel rooms in the south tower in Bettendorf and the hotel and most of the remaining non-gaming areas in Boonville. We also added new parking in Caruthersville, renovated the casino floor in Kansas City and renovated a restaurant at Pompano among other projects.

        In May 2015, we began construction of a land-based gaming and entertainment facility in Bettendorf, with a current estimated cost of approximately $60 million to replace our current riverboat casino. The new facility includes all new restaurants, a single consolidated hotel check-in, new entrance and new casino. We expect to open the facility in late June 2016.

        In fiscal 2017, we plan to remodel and rebrand our buffets in Black Hawk and Kansas City among other projects.

        We also continuously update and enhance our information technology (including our legacy systems) to facilitate efficiencies in our operations. help our employees do their jobs better, enhance our security and improve guest experience. In fiscal 2016, we upgraded the casino management systems at Bettendorf and Lula and upgraded our hotel management systems across our enterprise, which included enhanced online booking engines among other projects. We are currently developing our social gaming platform under the Lady Luck brand that will include a full suite of play for fun games. We expect to launch the site in late summer 2016.

        We also believe our long-term success will depend upon increasing the quality, reach and scope of our operating portfolio, including targeted development projects, rebranding projects, and identifying profitable growth and/or expansion and acquisition opportunities.

        3.     Prudent fiscal management—We believe that our business benefits from a cost-effective approach to creating valuable customer experiences and a stronger balance sheet.

        We continually strive to find ways to make our business processes more efficient and focus on reducing our operating costs while maintaining or improving customer service levels. In fiscal 2014, we undertook a company-wide effort to identify a variety of cost savings measures to improve our operating performance and implemented measures that we believe reduced our costs by over $12 million annually.

        We have also monetized non-core assets, including the sale and closure of certain assets in Natchez in October 2015, the sale of our casino in Davenport in February 2014, the sale of our casino and hotel in Biloxi in November 2012 and the sale of one of our two riverboat casinos in Lake Charles in February 2012. Generally, we used proceeds from these sales to reduce our debt and/or reinvest into our existing business.

        Over the past five years, we reduced debt by approximately $270 million, or 23%, which includes $70 million paid off in fiscal 2016, through the disciplined application of our free cash flow, asset sales and a series of financing transactions. We plan to maintain this discipline through continued efforts to further reduce our cost structure, applying discipline in the evaluation and execution of future capital projects and actively managing our capital structure to lower our cost of capital.

Casino Properties

        The following is an overview of our casino properties as of April 24, 2016:

Property	Date Acquired or Opened	Slot Machines	Table Games	Hotel Rooms	Parking Spaces
Colorado
Isle Casino Hotel—Black Hawk	December 1998	1,074	34	238	1,100
Lady Luck Casino—Black Hawk	April 2003	454	15	164	1,200
Florida
Pompano Park	July 1995/April 2007	1,446	42	—	3,800
Iowa
Bettendorf	March 2000	963	17	509	2,057
Marquette	March 2000	534	8	—	475
Waterloo	June 2007	941	26	195	1,500
Louisiana
Lake Charles	July 1995	1,157	49	493	2,539
Mississippi
Lula	March 2000	871	20	451	1,611
Vicksburg	June 2010	616	7	—	977
Missouri
Boonville	December 2001	914	20	140	1,100
Cape Girardeau	October 2012	923	26	—	1,049
Caruthersville	June 2007	557	9	—	1,151
Kansas City	June 2000	979	18	—	1,426
Pennsylvania
Nemacolin	July 2013	597	29	—	766

		12,026	320	2,190	20,751

  Colorado

  Isle Casino Hotel-Black Hawk

        Isle Casino Hotel-Black Hawk commenced operations in December 1998, is located on an approximately 10-acre site and is one of the first gaming facilities reached by customers arriving from Denver via Highway 119, the main thoroughfare connecting Denver to Black Hawk. The property includes a land-based casino with 1,074 slot machines, 25 standard table games, a nine table poker room, a 238-room hotel and 1,100 parking spaces in an attached parking garage. Isle Casino Hotel-Black Hawk also offers customers three restaurants, including a 128-seat Farraddays restaurant, a 270-seat Calypso's buffet and a 42-seat Tradewinds Marketplace. The property also has approximately 5,000 square feet of flex space that can be used for meetings and special events.

  Lady Luck Casino-Black Hawk

        Lady Luck Casino-Black Hawk, which we acquired in April 2003 and rebranded in June 2009, is located across the intersection of Main Street and Mill Street from the Isle Casino Hotel-Black Hawk. The property consists of a land-based casino with 454 slot machines, 10 standard table games, five poker tables, a 164-room hotel that opened in December 2005 and 1,200 parking spaces in our parking structure connecting Isle Casino Hotel-Black Hawk and Lady Luck Casino-Black Hawk. The property also offers guests dining in a 93-seat Otis & Henry's restaurant as well as a grab-and-go fast serve food cart that is located in the main level of the facility. The property also has approximately 2,250 square feet of flex space that can be used for meetings and special events. Our Black Hawk sites are connected via sky bridges.

        When casinos having multiple gaming licenses in the same building are combined, the Black Hawk/Central City market consists of 23 gaming facilities (seven of which have more than 500 slot machines), which in aggregate, generated gaming revenues of approximately $674 million in the twelve months ended April 2016. Our Black Hawk properties generated casino revenues for fiscal 2016 of approximately $136 million. Black Hawk is the closest gaming market to the Denver, Colorado metropolitan area, which has a population of approximately 3.1 million and is located approximately 40 miles east of Black Hawk and serves as the primary feeder market for Black Hawk.

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

        Our Pompano facility includes 1,446 slot machines, a 42-table poker room, a 120-seat Farraddays restaurant, a 110-seat Bragozzos Italian restaurant, a 280-seat Farmer's Pick buffet, a newly renovated 120-seat Myron's Deli, a 12-seat express grab-and-go food outlet, a feature bar, a sports bar, an outdoor trackside food truck and bar and 3,800 parking spaces.

        Approximately 2.8 million people reside within a 25-mile radius of our Pompano facility, which competes with seven other pari-mutuels and three Native American gaming facilities in the market. The Pompano facility generated approximately $179 million in casino revenues for fiscal 2016. While casino revenues are not available for all market competitors, we estimate that we operate approximately 10% of the slot machines in the market.

  Iowa

  Bettendorf

        Our Bettendorf property was acquired in March 2000 and is located off of Interstate 74, an interstate highway serving the Quad Cities metropolitan area, which consists of Bettendorf and Davenport, Iowa and Moline and Rock Island, Illinois. The property currently consists of a dockside casino offering 963 slot machines and 17 table games. The property includes two hotel towers (the North Tower and South Tower) with 509 hotel rooms, of which the 259 rooms in the South Tower were renovated in fiscal 2016. In addition, the property contains 40,000 square feet of flexible convention/banquet space, a 142-seat Farraddays' restaurant, a 262-seat Calypso's buffet, a 26-seat Tradewinds Marketplace and 2,057 parking spaces. We have agreements with the City of Bettendorf, Iowa under which we manage and provide financial and operating support for the QC Waterfront Convention Center that is adjacent to our hotel. The QC Waterfront Convention Center opened in January 2009.

        We expect to open our new land-based casino on June 24, 2016, on the current Bettendorf property between our two hotel towers. Our estimated investment in this project is approximately $60 million. The new 35,000 square foot facility will include approximately 1,000 slot machines and 20 table games, a consolidated single hotel check-in, a grand new entrance and valet drop off. The property will replace its current food offerings with a Farmer's Pick Buffet, a Keller's American Grill Restaurant and a Keller's Express. Other new amenities include the Lone Wolf Bar located directly on the gaming floor, as well as a new fitness center and VIP lounge.

        The Quad Cities metropolitan area currently has three gaming operations, including our gaming facility in Bettendorf and the Rhythm City facility in Davenport, which we sold during February 2014. The three casinos in the Quad Cities generated total gaming revenues of approximately $189 million for the twelve months ended April 2016. Our Bettendorf property generated casino revenues for fiscal 2016 of approximately $69 million. Bettendorf also competes with other gaming operations in Illinois and Iowa and a competitor will be moving the Rhythm City casino to a new land-based location in June 2016. Approximately 905,000 people reside within 60 miles of our Bettendorf property.

  Marquette

        Our Marquette, Iowa property, which we acquired in March 2000, is approximately 60 miles north of Dubuque, Iowa. The property consists of a dockside casino offering 534 slot machines and 8 table games, a marina and 475 parking spaces. The facility operates as a Lady Luck casino and includes a 132-seat buffet restaurant, a 22-seat Otis and Henry's Express food outlet and a 155-seat Lone Wolf restaurant and bar.

        Our Marquette property is the only gaming facility in the Marquette, Iowa market and generated casino revenues of approximately $27 million in fiscal 2016. We believe most of our Marquette customers are from northeast Iowa and Wisconsin, which includes approximately 490,000 people within 60 miles of our property. We compete for those customers with other gaming facilities in Dubuque, Iowa and Native American casinos in southwestern Wisconsin.

  Waterloo

        Our Waterloo, Iowa property opened in June 2007 and is located adjacent to Highway 218 and US 20. The property consists of a single-level casino offering 941 slot machines, 22 table games and four poker tables. The property also offers a wide variety of non-gaming amenities, including a 96-seat Otis & Henry's restaurant, a 218-seat Farmer's Pick buffet, 65-seat Lone Wolf restaurant and bar, 5,000 square feet of meeting space, 1,500 parking spaces and a 195-room hotel, which includes 27 suites.

        Our Waterloo property is the only gaming facility in the Waterloo, Iowa market and approximately 685,000 people live within 60 miles of the property. We compete with other casinos in eastern Iowa. We generated casino revenues of approximately $89 million in fiscal 2016.

  Louisiana

  Lake Charles

        Our Lake Charles property commenced operations in July 1995 and is located on a 19-acre site along Interstate 10, the main thoroughfare connecting Houston, Texas to Lake Charles, Louisiana. In February 2012, we consolidated our gaming operations onto one gaming vessel offering 1,157 slot machines, 36 table games, including 13 poker tables, two hotels offering 493 rooms, a 96,000 square foot land-based pavilion and entertainment center, and 2,539 parking spaces, including approximately 1,160 spaces in an attached parking garage. The pavilion and entertainment center offer customers a wide variety of non-gaming amenities, including a 100-seat Otis & Henry's restaurant and a 240-seat Farmers' Pick buffet. During fiscal 2016, we remodeled and rebranded the fast casual restaurant to a Lone Wolf Express, which features American favorites and a selection of Asian items. In addition, we updated and rebranded the bar to a Lone Wolf, which features free live entertainment and can accommodate 171 guests. The pavilion also has a 14,750 square foot entertainment center comprised of a 1,142-seat special events center designed for concerts, banquets and other events, meeting facilities and administrative offices.

        The Lake Charles market consists of three dockside gaming facilities, the newest of which opened in December 2014, a Native American casino and a pari-mutuel facility/racino. In addition, a Native

American electronic bingo hall recently opened approximately 100 miles north of Houston. The market includes approximately 8,800 slot machines and approximately 280 table games. For the twelve months ended April 2016, the three gaming facilities and one racino, in the aggregate, generated gaming revenues of approximately $895 million. Revenues for the Native American property are not published. Casino revenues for our Lake Charles property for fiscal 2016 were approximately $131 million. Lake Charles is the closest gaming market to the Houston metropolitan area, which has a population of approximately 6.2 million and is located approximately 140 miles west of Lake Charles. We believe that our Lake Charles property attracts customers primarily from southeast Texas, including Houston, Beaumont, Galveston, Orange and Port Arthur and from local area residents. Approximately 500,000 and 1.7 million people reside within 50 and 100 miles, respectively, of the Lake Charles property.

  Mississippi

  Lula

        Our Lula property, which we acquired in March 2000, is located off of Highway 49, the only road crossing the Mississippi River between Mississippi and Arkansas for more than 50 miles in either direction. The property consists of two dockside casinos containing 871 slot machines and 20 table games, two on-site hotels with a total of 451 rooms, a land-based pavilion and entertainment center, 1,611 parking spaces and a 28-space RV Park. The pavilion and entertainment center offer a wide variety of non-gaming amenities, including a 130-seat Otis & Henry's restaurant, a 240-seat Calypso's buffet and a 57-seat Otis & Henry's Express.

        Our Lula property is the only gaming facility in Coahoma County, Mississippi and generated casino revenues of approximately $57 million in fiscal 2016. Lula draws a significant amount of business from the Little Rock, Arkansas metropolitan area, which has a population of approximately 725,000 and is located approximately 120 miles west of the property. Coahoma County is also located approximately 60 miles southwest of Memphis, Tennessee, which is primarily served by eight casinos in Tunica County, Mississippi. Lula also competes with Native American casinos in Oklahoma and racinos in West Memphis, Arkansas and Hot Springs, Arkansas. Approximately 65,000 and 1.0 million people reside within 25 and 60 miles, respectively, of our Lula property.

  Vicksburg

        Our Vicksburg property, which we acquired in June 2010, is located off Interstate 20 and Highway 61 in western Mississippi, approximately 50 miles west of Jackson, Mississippi. The property consists of a dockside casino offering 616 slot machines and seven table games. During fiscal 2013, the property was rebranded to a Lady Luck, which involved significant changes in appearance and renovation of all restaurants. The property offers a 200-seat Farmer's Pick buffet, a 48-seat Otis & Henry's, a 64-seat Lone Wolf bar and an 18-seat Otis & Henry's Express. The property has 977 parking spaces.

        The Vicksburg market consists of five dockside casinos which generated total gaming revenues of approximately $233 million for the twelve months ended April 2016. Our Vicksburg property generated casino revenues of approximately $39 million in fiscal 2016. Approximately 700,000 people reside within 60 miles of the property.

  Missouri

  Boonville

        Our Boonville property, which opened in December 2001, is located three miles off Interstate 70, approximately halfway between Kansas City and St. Louis. The property consists of a single level dockside casino offering 914 slot machines, 20 table games, a 140-room hotel, a 32,400 square foot pavilion and entertainment center and 1,100 parking spaces. The pavilion and entertainment center offer customers a wide variety of non-gaming amenities, including a 202-seat Farmer's Pick Buffet, a 94-seat Farraddays' restaurant, a 26-seat Tradewinds Marketplace, an 850-seat ballroom and a 200 seat event center.

        Our Boonville property is the only gaming facility in central Missouri and generated casino revenues of approximately $82 million in fiscal 2016. We believe that our Boonville casino attracts customers primarily from the approximately 615,000 people who reside within 60 miles of the property which includes the Columbia and Jefferson City areas.

  Cape Girardeau

        Our Cape Girardeau property, which opened in October 2012, is located three and a half miles from Interstate 55 in Southeast Missouri, approximately 120 miles south of St. Louis, Missouri. The dockside casino offers 923 slot machines, 22 table games and 4 poker tables. The pavilion and entertainment center offer a wide variety of non-gaming amenities, which includes a 110-seat Lone Wolf bar and lounge, a 230-seat Farmer's Pick buffet, a 122-seat Farraddays' restaurant, a 12-seat Lone Wolf Express and a 59-seat Keller's restaurant and bar that overlooks the Mississippi river. The property also operates a 7,725 square foot event center with seating for up to 600 patrons and has 1,049 parking spaces.

        Our Cape Girardeau property is the only gaming facility in the Cape Girardeau, Missouri market and generated casino revenues of approximately $64 million in fiscal 2016. Our operations primarily compete with other gaming operations in Southwest Illinois and Southeast Missouri. Approximately 640,000 people reside within 60 miles of our property, which includes Carbondale and Marion, Illinois, Paducah, Kentucky and Sikeston, Missouri.

  Caruthersville

        Our Caruthersville property was acquired in June 2007 and is a riverboat casino located along the Mississippi River in Southeast Missouri. The dockside casino offers 557 slot machines and nine table games. The property offers a 40,000 square foot pavilion, which includes a 147-seat Lone Wolf bar and lounge and a 232-seat Otis & Henry's restaurant. The property has 1,151 parking spaces.

        Our Caruthersville facility generated casino revenues of approximately $37 million in fiscal year 2016. Approximately 610,000 people reside within 60 miles of the property. Our casino in Cape Girardeau is located approximately 85 miles north of our Caruthersville casino.

  Kansas City

        Our Kansas City property, which we acquired in June 2000, is the closest gaming facility to downtown Kansas City and consists of a dockside casino offering 979 slot machines and 18 table games, a 172-seat Calypso's buffet, a 162-seat Lone Wolf restaurant and bar, a 44-seat Tradewinds Marketplace and 1,426 parking spaces.

        The Kansas City market consists of four dockside gaming facilities, a land-based facility which opened in February 2012 and a Native American casino. Operating statistics for the Native American casino are not published. The four dockside gaming facilities and the land-based facility generated gaming revenues of approximately $748 million for the twelve months ended April 2016. Our Kansas City property generated casino revenues of approximately $77 million during fiscal 2016. We believe that our Kansas City casino attracts customers primarily from the Kansas City metropolitan area, which has approximately 2.0 million residents.

  Pennsylvania

  Nemacolin

        Lady Luck Nemacolin opened July 1, 2013. The property is located on the 2,000 acre Nemacolin Woodlands Resort in Western Pennsylvania. The casino property includes 597 slot machines, 29 table games, a 133-seat Otis & Henry's restaurant, a 83-seat Lone Wolf restaurant, bar and lounge and 766 parking spots. The Nemacolin Woodlands Resort includes over 300 rooms, suites, townhouses and luxury homes for the property guests, as well as numerous activities for the outdoor enthusiast.

        Our Nemacolin property is the only casino in Fayette County, Pennsylvania and generated $41 million of gaming revenues during fiscal year 2016. We believe that our casino attracts customers staying at the Nemacolin Woodlands Resort as well as from the 2.5 million people who reside within 60 miles of the property. The closest competing casino to Nemacolin is approximately 60 miles away. The Nemacolin facility competes primarily with a casino and a racino in the Pittsburgh, Pennsylvania area and a casino in Rocky Gap, Maryland.

  Marketing

        We continue to focus on profitable revenue growth through our strategic initiatives: optimizing customer reinvestment, innovating revenue channels and improving our customers' experience. Our targeted promotions, direct mail and fun entertainment options reflect our strong dedication to lifecycle management. We strive to deliver the right message to each of our customers at the right time and through the right channel.

        Our marketing programs and initiatives are focused on the following areas:

          Channel Optimization:  In the highly-competitive markets in which we operate, it is critical for us to stay in-tune with our customers and offer relevant and competitive services and programs in the right channel. Our marketing strategies will continue to be refined as technology, media preferences and communication channels evolve.

          Database Marketing and Analytics:  We have compiled an extensive database of customer information over time. This information is being used in new ways, including predictive modeling, which allows us to maximize customer profitability and improve targeting within our programming.

          Regional Marketing Management Model:  The conversion to a regional management model in marketing operations in fiscal 2015 has improved our sharing of best practices and time-to-market. This approach allows us to maximize the effect of our most talented employees, yielding best practices on profitability, marketing and operations.

          Fan Club®:  Fan Club, our customer loyalty program, provides customers the opportunity to earn same-day benefits based on their level of play. The five-tier program provides customers with unique rewards based on individual tier. In fiscal 2015, we moved the last four properties using legacy loyalty programs to Fan Club so that each property in the enterprise now offers Fan Club benefits to its guests. As with all marketing strategies, we will continually reevaluate the benefits of Fan Club and make adjustments to improve the experience for our guests and the efficient of our marketing.

          Retail Development:  We continue our commitment to retail customers via enhanced food & beverage quality, engaging entertainment and fun promotions. Our current communication strategy is fully-integrated, using digital, social and traditional media to reach customers in a variety of ways. By diversifying our communication channels, we ensure that retail guests remain engaged with us regardless of their individual media consumption preferences. Our focus on new and more effective mass communication strategies will improve the return on investment of our buys and yield a better understanding of how our media strategy drives revenues.

          Brand:  Our brands are a reflection of our culture, our customers and who we are. Our service culture and commitment to providing an exceptional, casual, come as you are experience, is manifested in every aspect of our marketing and property experience.

  Employees

        As of April 24, 2016, we employed approximately 6,600 full and part-time people. We have a collective bargaining agreement with UNITE HERE covering approximately 470 employees at our Pompano property which was renewed in June 2015 and expires on May 31, 2018. We believe that our relationship with our employees is satisfactory.

  Governmental Regulations

        The gaming and racing industries are highly regulated and we must maintain our licenses and pay gaming taxes to continue our operations. Each of our facilities is subject to extensive regulation under the laws, rules and regulations of the jurisdiction where it is located. These laws, rules and regulations generally relate to the responsibility, financial stability and character of the owners, managers and persons with financial interests in the gaming operations. Violations of laws in one jurisdiction could result in disciplinary action in other jurisdictions. A more detailed description of the regulations to which we are subject is contained in Exhibit 99.1 to this Annual Report on Form 10-K.

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

ITEM 1A.    RISK FACTORS

        An investment in our securities is subject to risks inherent to our business. We have described below what we currently believe to be the material risks and uncertainties in our business. Additional risks and uncertainties not presently known to us or that we currently consider immaterial may also impair our business operations. Before making an investment decision, you should carefully consider the risks and uncertainties described below, together with all of the other information included or incorporated by reference in this Annual Report on Form 10-K.

        This Annual Report on Form 10-K is qualified in its entirety by these risk factors. We also face other risks and uncertainties beyond what is described below. If any of the following risks actually occur, our business, financial condition and results of operations could be materially and adversely affected. If this were to happen, the value of securities, including our common stock, could decline significantly. You could lose all or part of your investment.

         We face significant competition from other gaming operations, including Native American gaming facilities, and from legalization or expansion of gaming by states in or near where we own properties, that could have a material adverse effect on our future operations.

        The gaming industry is intensely competitive and we face a high degree of competition in the markets in which we operate. We have numerous competitors, including land-based casinos, dockside casinos, riverboat casinos, casinos located on racing tracks, pari-mutuel operations or Native American-owned lands and video lottery and poker machines not located in casinos. We also compete with other forms of legalized gaming and entertainment such as online computer gambling, bingo, pull tab games, card parlors, sports books, fantasy sports websites, "cruise-to-nowhere" operations, pari-mutuel or telephonic betting on horse racing and dog racing, state-sponsored lotteries, jai-alai, and, in the future, may compete with gaming at other venues. In addition, we compete more generally with other forms of entertainment for the discretionary spending of our customers. We also face the risk that existing competitors will expand their operations and the risk that Native American gaming will continue to grow. For example, an existing competitor of our Bettendorf, Iowa property in Davenport opened its land-based gaming facility on June 16, 2016 replacing its previous riverboat casino. Some of our competitors may have better name recognition, marketing and financial resources than we do; competitors with more financial resources may therefore be able to improve the quality of, or expand, their gaming facilities in a way that we may be unable to match.

        In addition, we also face the risk of further legalization and/or expansion of gaming. Certain states have recently legalized and other states are currently considering legalizing gaming. Our existing casinos attract a significant number of their customers from Houston, Texas; South Florida; Little Rock, Arkansas; and Denver, Colorado. Our continued success depends upon drawing customers from each of these geographic markets. In the past, legislation to legalize or expand gaming has been introduced that would impact some of these markets. For example, the Arkansas attorney general recently certified a proposed ballot initiative to amend the Arkansas Constitution to permit up to four gaming establishments. If the ballot initiative is successful, it could adversely affect our Lula property. Additionally, from time to time the State of Florida has entered into or amended gaming compacts with Native American Casinos or enacted, amended or discussed possible changes in gaming laws which could have positive or negative impacts on our Pompano operations. Recently the First District court of Appeals for the State of Florida ruled that a pari-mutuel operator in Gadsden County was entitled to a slot license from the Florida division of pari-mutuel wagering based on the court's interpretation of legislation passed in 2010. The court's ruling was challenged; however, if the ruling is upheld, it may apply to other counties in Florida and could lead to further expansion of gaming that could adversely affect our Pompano operation.

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

        To date, we have demonstrated suitability to obtain and have obtained all governmental licenses, registrations, permits and approvals necessary for us to operate our existing gaming facilities. Nevertheless, we may not be able to retain these licenses, registrations, permits and approvals, or be able to obtain any new ones in order to expand our business, or on a timely basis. Like all gaming operators in the jurisdictions in which we operate, we must periodically apply to renew our gaming licenses and have the suitability of certain of our directors, officers and employees approved. We may not be able to obtain such renewals or approvals.

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

        We are required to report certain customer's gambling winning via form W-2G's to comply with current Internal Revenue Service regulations. Should these regulations change, we would expect to incur additional costs to comply with the revised reporting requirements.

        In May 2016, the U.S. Department of Labor released updated rules on overtime for salaried employees. Effective December 1, 2016, certain exempt salaried employees making below $47,476 annually may qualify for overtime. We expect to incur additional costs to comply with the revised rules.

        Several of our riverboats must comply with U.S. Coast Guard requirements as to boat design, on-board facilities, equipment, personnel and safety and must hold U.S. Coast Guard Certificates of Documentation and Inspection. The U.S. Coast Guard requirements also set limits on the operation of the riverboats and mandate licensing of certain personnel involved with the operation of the riverboats. Loss of a riverboat's Certificate of Documentation and Inspection could preclude its use as a riverboat casino. The U.S. Coast Guard shifted inspection duties related to permanently moored casino vessels to the individual states. Louisiana, Mississippi and Missouri have elected to utilize the services of the American Bureau of Shipping to undertake the inspections. Iowa has elected to handle the inspections through the Iowa Department of Natural Resources. The states continue the same inspection criteria as the U.S. Coast Guard in regard to annual and five year inspections. Depending on the outcome of these inspections a vessel could become subject to dry-docking for inspection of its hull, which could result in a temporary loss of service.

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

        Our operations in several jurisdictions depend on agreements with third parties. If we are unable to renew these agreements on satisfactory terms as they expire, our business may be disrupted and, in the event of disruptions in multiple jurisdictions, could have a material adverse effect on our financial condition and results of operations. For example, Iowa law requires that each gambling venue in Iowa must have a licensed "Qualified Sponsoring Organization," or QSO, which is a tax-exempt non-profit organization. The QSO must donate the profits it receives from casino operations to educational, civic, public, charitable, patriotic or religious uses. Each of our three Iowa properties has an agreement with a local QSO. We have the right to renew our agreements for Bettendorf and Waterloo when they expire in 2025 and 2018, respectively. In October 2015, we amended our agreement for Marquette which extended the expiration to June 2044.

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

        We have a significant amount of indebtedness. As of April 24, 2016, we had approximately $923 million of total debt outstanding.

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

  •
  if the indebtedness under our 5.875% senior notes, our 8.875% senior subordinated notes, our senior secured credit facility, or our other indebtedness were to be accelerated, we may not have sufficient assets to repay such indebtedness in full;

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

        Any of the factors listed above could have a material adverse effect on our business, financial condition and results of operations. Our business may not continue to generate sufficient cash flow and future available draws under our senior secured credit facility may not be sufficient to enable us to meet our liquidity needs, including those needed to service our indebtedness.

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

        As of April 24, 2016, we have the capacity to incur additional indebtedness, including the ability to incur additional indebtedness under our line of credit, of approximately $224 million, after taking into account $8 million in letters of credit currently outstanding. If new debt is added to our current level of indebtedness, the related risks that we now face could intensify.

         Our senior secured credit facility matures on April 19, 2018 and we may not be able to renew or extend it or enter into a new credit facility. In addition, our ability to renew or extend our senior secured credit facility or to enter into a new credit facility may be impaired if market conditions worsen. If we are able to renew or extend our senior secured credit facility, it may be on terms substantially less favorable than the senior secured credit facility.

        Our senior secured credit facility matures on April 19, 2018. Our ability to renew or extend our existing senior secured credit facility or to enter into a new credit facility to replace the existing senior secured credit facility could be impaired if market conditions worsen. In the current environment, lenders may seek more restrictive lending provisions and higher interest rates that may reduce our borrowing capacity and increase our costs. Failure to obtain sufficient financing or financing on acceptable terms would constrain our ability to operate our business and to continue our development and expansion projects. Any of these circumstances could have a material adverse effect on our business, financial condition and results of operations.

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

        Many of these factors are beyond our control. Additionally, from time to time there are significant disruptions in the global capital markets that may adversely impact the ability of borrowers like us to access capital. Accordingly, we could be dependent on free cash flow from operations and remaining borrowing capacity under our senior secured credit facility to implement our near-term expansion plans and fund our planned capital expenditures. Moreover, lower-than-expected results from the opening of a new property may negatively affect our operating results and financial condition and may make it more difficult to raise capital. As a result of these and other considerations, we may not be able to successfully expand to additional locations or recover our investments in any new gaming development, management opportunities or acquired facilities.

         We may experience construction delays or cost overruns during our expansion or development projects that could adversely affect our operations.

        From time to time, we may commence construction projects on new properties or at our current properties. For example, construction of a new $60 million land-based casino at our Bettendorf, Iowa property is nearly complete, with an expected opening date of June 24, 2016. We also evaluate other expansion opportunities as they become available and we may in the future engage in additional construction projects. The anticipated costs and construction periods for our construction projects are based upon budgets, conceptual design documents and construction schedule estimates prepared by us in consultation with our architects. Construction projects entail significant risks, which can substantially increase costs or delay completion of a project. Such risks include shortages of materials or skilled labor, unforeseen engineering, environmental or geological problems, work stoppages, weather interference and unanticipated cost increases. Most of these factors are beyond our control. In addition, difficulties or delays in obtaining any of the requisite licenses, permits or authorizations from regulatory authorities can increase the cost or delay the completion of an expansion or development. Significant budget overruns or delays with respect to expansion and development projects could adversely affect our results of operations.

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

        Robert S. Goldstein, our Chairman of the Board, and Jeffrey D. Goldstein and Richard A. Goldstein, two of our directors, and various family trusts associated with members of the Goldstein family and entities associated with certain members of the Goldstein family, (collectively the "Goldstein Parties") directly and indirectly collectively own and control approximately 36.5% of our common stock as of April 24, 2016.

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

         We are subject to extensive governmental regulations that impose restrictions on the ownership and transfer of our securities.

        No person may become the beneficial owner of five percent or more of any class or series of our capital stock unless such person agrees in writing to provide certain information to, and consent to a background investigation by, any applicable gaming authority. Our certificate of incorporation requires that, if in the judgment of our board of directors, a beneficial owner of our capital stock may result in the disapproval, modification, or non-renewal of any contract under which we have authority to manage any gaming operations or the loss or non-reinstatement of any license from any governmental agency to conduct any portion of our business, we may redeem such person's securities.

        If we deem it necessary or advisable to redeem such securities, we will serve notice on the holder who holds securities subject to redemption and will call for the redemption of the securities of such holder at a redemption price equal to that required to be paid by the applicable gaming authority, or if such gaming authority does not require a certain price per share to be paid, a sum deemed reasonable by us, which in our discretion may be the original purchase price, the then current trading price of the securities or another price we determine. The redemption price may be paid in cash, by promissory note, or both, as required by the applicable gaming authority and, if not so required, as we elect. Unless the gaming authority requires otherwise, the redemption price will in no event exceed (i) the closing sale price of the securities on the national securities exchange on which such shares are then listed or (ii) if the shares are not then listed, then the mean between the representative bid and the ask price as quoted by any other generally recognized reporting system.

        From and after the date of redemption, such securities will no longer be deemed to be outstanding and all rights of the person who was determined to be unsuitable, other than the right to receive the redemption price, will cease. Such person must surrender the certificates for any securities to be redeemed in accordance with the requirements of the redemption notice.

        Ownership and transfer of our securities could be subjected at any time to additional or more restrictive regulations, including regulation in applicable jurisdictions where there are no current restrictions on the ownership and transfer of our securities or in new jurisdictions where we may conduct our operations in the future. A detailed description of such regulations, including the requirements under gaming laws of the jurisdictions in which we operate, can be found in the Exhibit 99.1 to this Form 10-K and is incorporated herein by reference.

         We have a history of fluctuations in our operating income (losses) from continuing operations, and we may incur additional operating losses from continuing operations in the future. Our operating results could fluctuate significantly on a periodic basis.

        Although we had income from continuing operations of $48.3 million in fiscal 2016 and $7.3 million in fiscal 2015, respectively, we sustained a (loss) from continuing operations of $(116.8) million in fiscal 2014. Companies with fluctuations in income (loss) from continuing operations often find it more challenging to raise capital to finance improvements in their businesses and to undertake other activities that return value to their stockholders. In addition, companies with operating results that fluctuate significantly on a quarterly or annual basis may experience increased volatility in their stock prices in addition to difficulties in raising capital. There may be fluctuations in our income (losses) from continuing operations in the future, and should that occur, we may suffer adverse consequences to our business as a result, which could decrease the value of our common stock.

         We may incur impairments to goodwill, indefinite-lived intangible assets, or long-lived assets, which could negatively affect our operating results.

        As of April 24, 2016, we had $162.2 million of goodwill and other intangible assets. We perform annual impairment testing for goodwill and indefinite-lived intangible assets as of the first day of the fourth fiscal quarter of each year, or on an interim basis if indicators of impairment exist. For properties with goodwill and/or other intangible assets with indefinite lives, these tests could require the comparison of the implied fair value of each reporting unit to carrying value.

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

        The operations of our facilities are subject to disruptions or reduced patronage as a result of severe weather conditions, natural disasters and other casualties. Because many of our gaming operations are located on or adjacent to bodies of water, these facilities are subject to risks in addition to those associated with other casinos, including loss of service due to casualty, forces of nature, mechanical failure, extended or extraordinary maintenance, flood, hurricane or other severe weather conditions and other disasters. For example, flooding along the Mississippi River resulted in five of our properties being closed for differing periods of time in fiscal 2012 and the harsh weather in the winter of fiscal 2014 affected regional gaming revenues. In addition, severe weather such as high winds and blizzards occasionally limits access to our land-based facilities in Colorado. The proceeds from any future insurance claim may not be sufficient to compensate us if one or more of our casinos experience a closure.

         We have three properties that each generated more than 10% of our net revenues.

        In fiscal 2016, our casinos in Pompano, Florida, Lake Charles, Louisiana and our Isle property in Black Hawk, Colorado, each generated more than 10% of our net revenues. Our ability to meet our operating and debt service requirements is dependent, in part, upon the continued success of these facilities. The operations at these facilities and any of our other facilities could be adversely affected by numerous factors, including those described in these "Risk Factors" as well as more specifically those described below:

  •
  risks related to local and regional economic and competitive conditions, such as a decline in the number of visitors to a facility, a downturn in the overall economy in the market, a decrease in consumer spending on gaming activities in the market or an increase in competition within and outside the state in which each property is located (for example, the effect on our Lake Charles property due to the new competitor which opened December 2014 and the effect on our Black Hawk properties due to a substantially renovated and expanded casino across the street);

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

        Some of our employees at our Pompano, Florida location are currently represented by a labor union. Labor unions are making a concerted effort to recruit more employees in the gaming industry. In addition, organized labor may benefit from new legislation or legal interpretations by the current presidential administration. We may experience additional or more successful union organizing activity in the future.

        Additionally, lengthy strikes or other work stoppages at any of our casino properties or construction projects could have an adverse effect on our business and result of operations.

         We are or may become involved in legal proceedings which, if adversely adjudicated or settled, could impact our financial condition.

        From time to time, we are defendants in various lawsuits and gaming regulatory proceedings relating to matters incidental to our business. As with all litigation, the outcome of these matters is uncertain and, in general, litigation can be expensive and time consuming. We may not be successful in the defense or prosecution of our current or future legal proceedings, which could result in settlements or damages that could significantly impact our business, financial condition and results of operations.

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

        In addition, third party service providers and other business partners process and maintain proprietary business information and data related to our guests, suppliers and other business partners. Our information technology and other systems that maintain and transmit this information, or those of service providers or business partners, may also be compromised by a malicious third party penetration of our network security or that of a third party service provider or business partner, or impacted by intentional or unintentional actions or inactions by our employees or those of a third party service provider or business partner. As a result, our business information, guest, supplier, and other business partner data may be lost, disclosed, accessed or taken without their consent.

        Any such loss, disclosure or misappropriation of, or access to, guests' or business partners' information or other breach of our information security can result in legal claims or legal proceedings, including regulatory investigations and actions, may have a serious impact on our reputation and may adversely affect our businesses, operating results and financial condition. Furthermore, the loss, disclosure or misappropriation of our business information may adversely affect our reputation, businesses, operating results and financial condition.

         We have recently announced social gaming initiatives, which is a new line of business for us and a rapidly evolving and highly competitive market. We may not be able to compete effectively in this marketplace and our new initiatives may not be successful.

        We have recently announced social gaming initiatives and expect to invest in and market social gaming and other mobile gaming platforms to our customers in casinos and beyond. Our products will compete in a rapidly evolving and highly competitive market against an increasing number of competitors, including Caesars Interactive, Churchill Downs, Penn National Gaming and Zynga. Given the open nature of the development and distribution of games for electronic devices, our business will also compete with developers and distributors who are able to create and launch games and other content for these devices using relatively limited resources and with relatively limited start-up time or expertise. We have limited experience operating in this rapidly evolving marketplace and may not be able to compete effectively.

        In addition, our ability to be successful with our social gaming platform is dependent on numerous factors beyond our control that affect the social and mobile gaming industry and the online gaming industry in the United States, including the occurrence and manner of legalization of online real money gaming in the United States beyond Nevada, Delaware and New Jersey; changes in consumer demographics and public tastes and preferences; changing laws and regulations affecting social and mobile games; the reaction of regulatory bodies to social gaming initiatives by holders of gaming licenses; the availability and popularity of other forms of entertainment; any challenges to the intellectual property rights underlying our games; and outages and disruptions of our online services that may harm our business.

        Our social gaming initiatives will result in increased operating expense and increased time and attention from our management. Our social games will be complementary to our current operations and offer additional avenues of access and interaction for our customers. We do not expect our initial social gaming applications to be available for real money gaming, and we do not expect our social gaming initiatives to generate significant revenues in the near future.

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

        We materially rely on a variety of hardware and software products to maximize revenue and efficiency in our operations. Technology in the gaming industry is developing rapidly, and we may need to invest substantial amounts to acquire the most current gaming and hotel technology and equipment in order to remain competitive in the markets in which we operate. Ensuring the successful implementation and maintenance of any new technology acquired is an additional risk.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        None.

ITEM 2.    PROPERTIES

  Isle-Black Hawk

        We own approximately 10 acres of land in Black Hawk, Colorado for use in connection with our Black Hawk operations. The property leases an additional parcel of land adjoining the Isle-Black Hawk to where the Lady Luck Hotel and parking are located. This lease is for an initial term of five years ending May 2019 with options to renew for 15 additional terms of five years each with the final option period concluding May 31, 2094. Annual rent is currently $2.57 million through May 31, 2019. The rental rate thereafter shall be adjusted annually to correspond to any rise or fall in the Consumer Price Index ("CPI") at one-year intervals.

  Lady Luck-Black Hawk

        We own or lease approximately seven acres of land in Black Hawk, Colorado for use in connection with the Lady Luck-Black Hawk. The property leases an additional parcel of land near the Lady Luck-Black Hawk for parking as described above.

  Pompano

        We own approximately 223 acres at Pompano.

  Lake Charles

        We own approximately 2.7 acres and lease approximately 16.2 acres of land in Calcasieu Parish, Louisiana for use in connection with our Lake Charles operations. This lease automatically renewed in March 2015 for five years and we have the option to renew it for 13 additional terms of five years each, subject to increases based on the CPI with a minimum of 10% and construction of hotel facilities on the property. We own two hotels in Lake Charles with a total of 493 rooms. Annual rent payments under the Lake Charles lease are approximately $2.2 million.

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

  Marquette

        We lease the dock site in Marquette, Iowa that is used in connection with our Marquette operations. In November 2015, we amended the lease and extended the expiration date to June 2044. Through June 10, 2019, annual rent under the lease is approximately $180,000, plus $1.00 per passenger, plus 2.5% of gaming revenues (less state wagering taxes) in excess of $20.0 million but less than $40.0 million; 5% of gaming revenues (less state wagering taxes) in excess of $40.0 million but less than $60.0 million; and 7.5% of gaming revenues (less state wagering taxes) in excess of $60.0 million. Subsequent to June 10, 2019, annual rent under the lease is 1.52% of gaming revenues, less state wagering taxes. We have an easement related to an overhead pedestrian bridge and driveway that is an annual payment of approximately $6,300. We also own approximately 25 acres of land for the pavilion, satellite offices, warehouse, lots by the marina and other property.

  Waterloo

        We own approximately 54 acres of land in Waterloo, Iowa used in connection with the operation of our Waterloo property. We also lease 17,517 square feet of warehouse space. Subsequent to year end, the lease was renewed until June 2018. Rent under this lease is currently $5,021 per month.

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

  Caruthersville

        We own approximately 37 acres, including our riverboat casino and 1,151 parking spaces in Caruthersville, Missouri.

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

ITEM 3.    LEGAL PROCEEDINGS

        In October 2012, we opened our new casino in Cape Girardeau, Missouri. A subcontractor filed a mechanics' lien against our property resulting from a dispute between the subcontractor and our general contractor for the construction project. We demanded that the general contractor cause the lien to be bonded against or satisfied; however, the general contractor refused to do so and asserted that a portion of the subcontractor's claim resulted from additional work directly requested by us. In October 2013, the subcontractor filed suit against our wholly-owned subsidiary IOC-Cape Girardeau, LLC, the general contractor and two other defendants alleging various contract and equitable claims and were seeking damages of approximately $3.8 million. In August 2014, we filed a cross claim against the general contractor alleging breach of contract and various indemnity claims. In January 2016, all parties reached a settlement fully resolving all claims related to this matter and we paid and capitalized additional construction costs of $1.4 million.

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

	High	Low
First Quarter (through June 16, 2016)	$17.32	$14.54
Fiscal Year Ending April 24, 2016
Fourth Quarter	$15.16	$10.92
Third Quarter	20.99	12.27
Second Quarter	19.97	16.20
First Quarter	20.65	14.01
Fiscal Year Ending April 26, 2015
Fourth Quarter	$14.97	$10.04
Third Quarter	10.64	6.80
Second Quarter	8.60	6.42
First Quarter	10.24	6.39
  ii.
  Holders of Common Stock.    As of June 17, 2016, there were approximately 1,252 holders of record of our common stock.

  iii.
  Dividends.    We have never declared or paid any dividends with respect to our common stock and the current policy of our board of directors is to retain earnings to provide for the growth of our company. In addition, our senior secured credit facility and the indentures governing our 5.875% senior notes and our 8.875% senior subordinated notes limit our ability to pay dividends. See "Item 8—Financial Statements and Supplementary Data-Isle of Capri Casinos, Inc.—Notes to Consolidated Financial Statements—Note 7." Consequently, no cash dividends are expected to be paid on our common stock in the near future. Further, there can be no assurance that our current and proposed operations would generate the funds needed to declare a cash dividend or that we would have legally available funds to pay dividends. In addition, we may fund part of our operations in the future from indebtedness, the terms of which may further prohibit or restrict the payment of cash dividends. If a holder of common stock is disqualified by the regulatory authorities from owning such shares, such holder will not be permitted to receive any dividends with respect to such stock. See "Item 1—Business-Governmental Regulations."

(b)
Issuance of Unregistered Securities

        None.

(c)
Purchases of our Common Stock

        We have purchased our common stock under stock repurchase programs. These programs allow for the repurchase of up to 6,000,000 shares. To date we have purchased 4,895,792 shares of common stock under these programs. These programs have no approved dollar amount, nor expiration dates. No purchases were made during the fiscal year ended April 24, 2016.

 COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Isle of Capri Casinos, Inc., the NASDAQ Composite Index
and the Dow Jones US Gambling Index

*
$100 invested on 4/24/11 in stock or 4/30/11 in index, including reinvestment of dividends. Indexes calculated on month-end basis.

Copyright© 2016 Dow Jones & Co. All rights reserved.

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

	Fiscal Year Ended(1)
	April 24, 2016	April 26, 2015	April 27, 2014	April 28, 2013	April 29, 2012
	(dollars in millions, except per share data)
Statement of Operations
Revenues:
Casino	$1,028.0	$1,032.2	$981.1	$938.8	$927.1
Rooms	29.5	30.4	31.3	30.3	31.0
Food, beverage, pari-mutuel and other	132.4	137.2	132.4	125.1	119.6
Insurance recoveries	—	—	—	—	7.4

Gross revenues	1,189.9	1,199.8	1,144.8	1,094.2	1,085.1
Less promotional allowances	(211.3)	(222.8)	(210.4)	(196.2)	(180.7)

Net revenues	978.6	977.0	934.4	898.0	904.4
Operating expenses:
Casino	152.7	156.5	152.9	144.5	142.2
Gaming taxes	261.9	263.3	249.6	235.4	231.4
Rooms	6.8	6.6	6.8	6.4	6.8
Food, beverage, pari-mutuel and other	48.5	48.9	46.2	43.5	42.2
Marine and facilities	54.1	56.0	55.3	51.9	53.1
Marketing and administrative	220.1	223.9	224.0	215.7	215.2
Corporate and development	29.0	29.1	28.5	33.9	40.3
Valuation charges	—	9.0	151.6	34.1	30.6
Litigation accrual reversals	—	—	(9.3)	—	—
Preopening	0.2	—	3.9	5.8	0.6
Depreciation and amortization	82.1	77.8	79.6	69.7	72.3

Total operating expenses	855.4	871.1	989.1	840.9	834.7

Operating income (loss)	123.2	105.9	(54.7)	57.1	69.7
Interest expense	(68.0)	(84.1)	(81.3)	(89.4)	(87.9)
Interest income	0.3	0.4	0.3	0.5	0.8
Loss on early extinguishment of debt	(3.0)	(13.8)	—	—	—
Derivative income	—	—	0.4	0.7	0.4

Income (loss) from continuing operations before income taxes	52.5	8.4	(135.3)	(31.1)	(17.0)
Income tax (provision) benefit	(4.2)	(1.1)	18.5	(6.7)	(15.1)

Income (loss) from continuing operations	48.3	7.3	(116.8)	(37.8)	(32.1)
Loss from discontinued operations, net of income taxes	(2.1)	(2.1)	(10.9)	(9.8)	(97.6)

Net income (loss) attributable to common stockholders	$46.2	$5.2	$(127.7)	$(47.6)	$(129.7)

	Fiscal Year Ended(1)
	April 24, 2016	April 26, 2015	April 27, 2014	April 28, 2013	April 29, 2012
	(dollars in millions, except per share data)
Statement of Operations Data (continued):
Income (loss) per common share attributable to common stockholders
Basic
Income (loss) from continuing operations	$1.19	$0.18	$(2.94)	$(0.96)	$(0.83)
Loss from discontinued operations	(0.05)	(0.05)	(0.27)	(0.25)	(2.52)

Net Income (loss)	$1.14	$0.13	$(3.21)	$(1.21)	$(3.35)

Diluted
Income (loss) from continuing operations	$1.17	$0.18	$(2.94)	$(0.96)	$(0.83)
Loss from discontinued operations	(0.05)	(0.05)	(0.27)	(0.25)	(2.52)

Net Income (loss)	$1.12	$0.13	$(3.21)	$(1.21)	$(3.35)

Other Data:
Net cash provided by (used in):
Operating activities	$135.9	$125.6	$86.8	$116.0	$118.1
Investing activities	(59.2)	(41.3)	6.1	(123.4)	(60.0)
Financing activities	(81.0)	(87.7)	(91.5)	(18.6)	(38.7)
Capital expenditures	(70.3)	(41.7)	(38.1)	(153.2)	(75.3)
Balance Sheet Data:
Cash and cash equivalents	$62.1	$66.4	$69.8	$68.5	$94.5
Total assets	1,205.1	1,227.8	1,290.1	1,553.6	1,575.0
Long-term debt, including current portion	922.7	992.9	1,066.3	1,156.9	1,154.4
Stockholders' equity	75.6	23.5	19.4	142.4	183.6
Operating Data(2):
Number of slot machines	12,026	12,166	12,295	11,873	11,134
Number of table games	320	320	327	293	275
Number of hotel rooms	2,190	2,195	2,229	2,229	2,229
Number of parking spaces	20,751	20,968	20,894	20,118	19,787

(1)
Our fiscal year ended April 29, 2012 includes 53 weeks while other fiscal years presented include 52 weeks. The results of our previously owned Natchez, Mississippi, Davenport, Iowa and Biloxi, Mississippi casinos are presented as discontinued operations. We opened new casino operations in Nemacolin, Pennsylvania in July 2013 and Cape Girardeau, Missouri in October 2012.

(2)
Operating data excludes data for properties presented as discontinued operations for all periods presented.

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

        Operating Results—Our operating results for the periods presented have been affected, both positively and negatively, by current economic conditions and several other factors discussed in detail below. Our net revenues have increased by 0.2% and 4.6% for fiscal years 2016 over 2015, and 2015 over 2014, respectively, reflecting improved economic conditions and changes in our operations. Our historical operating results may not be indicative of our future results of operations because of these factors and the changing competitive landscape in each of our markets, as well as by factors discussed elsewhere herein. This Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with and giving consideration to the following:

        Items Impacting Income (Loss) from Continuing Operations—Significant items impacting our income (loss) from continuing operations during the fiscal years ended April 24, 2016, April 26, 2015 and April 27, 2014 are as follows:

          Long-term Debt Transactions— During April 2015, proceeds from an additional $150 million issuance of our 5.875% Senior Notes and borrowing under our Credit Facility were used to purchase $237.8 million of our 7.75% Senior Notes pursuant to a tender offer. In May 2015, we redeemed the remaining $62 million of our 7.75% Senior Notes. As a result of these transactions, we incurred a loss on early extinguishment of debt of $3.0 million and $13.8 million in fiscal 2016 and 2015, respectively.

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

          Impairment and Other Valuation Charges— As a result of less than expected operating performance and projected future operating results, it was determined that the value of our long-lived assets were impaired. In fiscal 2015 and fiscal 2014, we recorded impairment charges of $9.0 million and $26.4 million related to our Nemacolin property's long-lived assets. The fiscal 2014 impairment charge consisted of $12.2 million recorded to write-off our Nemacolin operating licenses and $14.2 million to reduce the carrying value of our fixed assets to their estimated fair value.

          As a result of market conditions and our annual impairment tests of goodwill and indefinite lived intangible assets, we recorded goodwill impairment charges of $125.2 million in fiscal 2014. These impairment charges were a result of economic conditions, deteriorating operating performance and the impact of new and forthcoming competition in certain of our markets.

          Legal Recoveries— In 2014, we received favorable rulings in two legal matters in which we had previously recorded reserves. As a result, during fiscal 2014, we reversed previously recorded accruals totaling $16.9 million, of which $9.3 million was recorded as a reduction to operating expenses and $7.6 million was recorded as a reduction to interest expense.

          Disruptions— We began renovation of one of our hotel towers at our Bettendorf property in February 2015, which was completed in July 2015. This resulted in the loss of approximately 4,800 and 6,800 room nights in fiscal 2016 and fiscal 2015, respectively. In addition, we commenced and completed the renovation of our hotel in Boonville in fiscal 2016 resulting in the loss of approximately 5,500 room nights. Our property in Lake Charles was negatively impacted by the closure of I-10 between Texas and Louisiana for four days in March 2016 due to flooding.

          During fiscal 2014, several of our properties' operating results were impacted by disruptions. Severe winter weather negatively impacted visitation and revenues at several of our casinos in December 2013 through March 2014. Our Black Hawk property's attendance was negatively impacted by the severe weather and flooding in Colorado during September 2013. Our Boonville property was affected by power outages and was forced to close three times for a total of approximately 40 hours, of which two periods were over the key holidays of Father's Day weekend and the 4th of July 2013.

          New Casinos— We opened our new casino at the Nemacolin Woodlands Resort on July 1, 2013. We incurred preopening expenses of $4.0 million in fiscal 2014, related to the property prior to its opening.

          Income Tax (Provision) Benefit— Our income tax (provision) benefit from continuing operations was impacted by changes in the deferred tax liability attributable to the amortization of indefinite-lived intangibles and expenses for state jurisdictions where taxable income is generated. Our income tax (provision) benefit from continuing operations was ($4.2) million for fiscal 2016, ($1.1) million for fiscal 2015 and $18.5 million for fiscal 2014. Included in our fiscal 2015 provision was the benefit from reversing a Florida state income tax valuation allowance of $2.3 million. Included in our fiscal 2014 benefit was $12.0 million from reversing a valuation allowance as a result of our Davenport property sale as well as the reversal of a previously unrecognized tax benefit of $7.7 million as a result of a favorable ruling in a tax court matter.

          Items Impacting Current and Future Operations— During the fiscal years ended April 24, 2016, April 26, 2015, and April 27, 2014, we have commenced construction or completed transactions as follows:

  Construction Disruption and Preopening

          Bettendorf Land-Based Construction— In May 2015, we began construction of a land-based facility in Bettendorf, Iowa, to replace our current riverboat casino. While the actual construction has not impacted the current casino operations, we experienced periodic disruption in accessibility to the property, which had an impact on operating results in fiscal 2016 and will impact results during the week between when we close the riverboat casino and open the land-based operations on June 24, 2016. We incurred preopening expenses of $0.2 million in fiscal 2016 related to Bettendorf and will incur additional preopening expenses in fiscal 2017.

  Discontinued Operations

          Closure of Natchez Casino— On October 19, 2015, we closed our casino property in Natchez, Mississippi and completed the previously announced sale of the hotel and certain related non-gaming assets to Casino Holding Investment Partners, LLC for net cash proceeds of $11.4 million. As a result, we recorded a net gain of $2.0 million in discontinued operations in fiscal 2016. The net gain consisted of a gain on the sale of the hotel and related non-gaming assets of $6.4 million, offset by a non-cash pretax charge of $4.4 million related to the write-off of the Natchez gaming vessel and certain other assets. As such, the operations of our Natchez property have been classified as discontinued for all periods presented.

          Sale of Davenport Casino— On December 4, 2013, we entered into a definitive asset purchase agreement to sell substantially all of the assets and for the assumption of certain liabilities related to our casino located in Davenport, Iowa. We completed the sale on February 3, 2014 for net cash proceeds of $48.7 million. As such, the operations of our Davenport property have been classified as discontinued for all periods presented.

  Results of Operations

        Our results of continuing operations for the fiscal years ended April 24, 2016, April 26, 2015 and April 27, 2014 reflect the consolidated operations of all of our subsidiaries. Our Natchez and Davenport entities are presented as discontinued operations.

 ISLE OF CAPRI CASINOS, INC.

	Net Revenues Fiscal Year Ended			Operating Income (Loss) Fiscal Year Ended
(in thousands)	April 24, 2016	April 26, 2015	April 27, 2014	April 24, 2016	April 26, 2015	April 27, 2014
Colorado
Black Hawk	$129,565	$127,722	$121,313	$27,825	$20,614	$20,067
Florida
Pompano	176,334	175,588	164,777	30,353	31,122	25,116
Iowa
Bettendorf	71,764	72,981	73,695	7,337	13,271	12,127
Marquette	25,557	25,793	25,014	4,116	4,060	3,472
Waterloo	88,741	87,762	85,361	22,977	23,901	21,074

Iowa Total	186,062	186,536	184,070	34,430	41,232	36,673
Louisiana
Lakes Charles	121,299	128,413	129,899	5,965	8,650	8,888
Mississippi
Lula	51,012	53,042	50,488	6,732	6,630	2,714
Vicksburg	31,206	29,876	29,947	4,470	2,719	1,718

Mississippi Total	82,218	82,918	80,435	11,202	9,349	4,432
Missouri
Boonville	78,287	76,934	74,531	24,591	23,778	22,583
Cape Girardeau	61,153	59,628	54,833	3,323	215	(2,359)
Caruthersville	34,277	31,369	29,879	6,922	4,346	2,232
Kansas City	73,001	73,070	70,385	14,151	13,664	13,022

Missouri Total	246,718	241,001	229,628	48,987	42,003	35,478
Pennsylvania
Nemacolin(1)	36,319	34,755	23,575	(4,880)	(7,079)	(13,640)
Valuation charges(2)	—	—	—	—	(9,000)	(151,591)
Corporate and other	77	112	712	(30,735)	(30,971)	(20,124)

From continuing operations	$978,592	$977,045	$934,409	$123,147	$105,920	$(54,701)

Note: This table excludes our Natchez and Davenport operations which have been classified as discontinued operations.

(1)
Reflects results since opening on July 1, 2013.

(2)
We recorded long-lived asset impairment charges of $9.0 million during fiscal 2015 and goodwill impairment charges of $125.2 million and long-lived asset impairment charges of $26.4 million during fiscal 2014.

Fiscal 2016 Compared to Fiscal 2015

        Revenues and operating expenses for the fiscal years 2016 and 2015 are as follows:

	Fiscal Year Ended
(in thousands)	April 24, 2016	April 26, 2015	Variance	Percentage Variance
Revenues:
Casino	$1,028,047	$1,032,241	$(4,194)	–0.4%
Rooms	29,457	30,427	(970)	–3.2%
Food, beverage, pari-mutuel and other	132,436	137,215	(4,779)	–3.5%

Gross revenues	1,189,940	1,199,883	(9,943)	–0.8%
Less promotional allowances	(211,348)	(222,838)	11,490	–5.2%

Net revenues	978,592	977,045	1,547	0.2%
Operating expenses:
Casino	152,713	156,547	(3,834)	–2.4%
Gaming taxes	261,916	263,362	(1,446)	–0.5%
Rooms	6,820	6,576	244	3.7%
Food, beverage, pari-mutuel and other	48,481	48,903	(422)	–0.9%
Marine and facilities	54,111	55,994	(1,883)	–3.4%
Marketing and administrative	220,079	223,857	(3,778)	–1.7%
Corporate and development	29,066	29,088	(22)	–0.1%
Valuation charges	—	9,000	(9,000)	N/M
Preopening	153	—	153	N/M
Depreciation and amortization	82,105	77,798	4,307	5.5%

Total operating expenses	$855,444	$871,125	(15,681)	–1.8%

        Casino—Casino revenues decreased $4.2 million, or 0.4%, in fiscal 2016 compared to fiscal 2015. Our casino revenues were impacted by a strategic reduction in promotional allowances which commenced in mid-fiscal 2016. In addition, casino revenue decreased $7.0 million, or 5.1%, at our Lake Charles property which was impacted by a full year of new competition in the market.

        The majority of our casino revenues are derived from slot machines (representing approximately 90.0% of our casino revenues in each fiscal 2016 and 2015) and, to a lesser extent, table games, which is highly dependent upon the volume and spending limits of customers at our properties.

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

        Casino operating expenses decreased $3.8 million, or 2.4%, for fiscal 2016 compared to fiscal 2015. Our decreased casino operating expenses are reflective of our overall decrease in casino revenues and our continued efforts to manage our overall costs.

        Gaming Taxes—State and local gaming taxes decreased $1.4 million, or 0.5%, for fiscal 2016 compared to fiscal 2015 commensurate with a 0.4% decrease in casino revenues with consideration to various state gaming tax rates across our casino properties.

        Rooms—Rooms revenue decreased $1.0 million, or 3.2%, in fiscal 2016 compared to fiscal 2015, primarily a result of construction disruption at our Bettendorf and Boonville properties during hotel renovations completed in fiscal 2016.

        Rooms expense increased $0.2 million, or 3.7%, in fiscal 2016 compared to fiscal 2015, primarily at our Black Hawk property due to the competitive labor market.

        Food, Beverage, Pari-Mutuel and Other—Food, beverage, pari-mutuel and other revenues decreased $4.8 million, or 3.5%, in fiscal 2016 compared to fiscal 2015, primarily the result of a strategic reduction in food complimentaries in fiscal 2016. Pari-mutuel revenue at our Pompano property increased $0.8 million in fiscal 2016 compared to fiscal 2015.

        Food, Beverage, Pari-Mutuel and Other operating expenses decreased $0.4 million, or 0.9%, in fiscal 2016 compared to fiscal 2015, which is reflective of our overall decrease in food, beverage, pari-mutuel and other revenues.

        Promotional Allowances—Promotional allowances decreased $11.5 million, or 5.2%, in fiscal 2016 compared to fiscal 2015, reflecting a strategic reduction in our promotional allowances in fiscal 2016.

        Marine and Facilities—Marine and facilities expenses decreased $1.9 million, or 3.4%, for fiscal 2016 compared to fiscal 2015, primarily on a reduction in utilities and repairs and maintenance expenses driven by increased capital spending.

        Marketing and Administrative—Marketing and administrative expenses decreased $3.8 million, or 1.7%, for fiscal 2016 compared to fiscal 2015. Excluding fiscal 2015 costs incurred to defeat the Colorado referendum of $4.1 million and a credit related to the property tax settlement in Waterloo of $1.2 million, marketing and administrative expenses decreased $0.9 million, or 0.4%, reflecting changes in our marketing programs as well as savings from cost reduction initiatives.

        Corporate and Development—During fiscal 2016, our corporate and development expenses were $29.1 million compared to $29.1 million for fiscal 2015. Fiscal 2016 includes $0.9 million of expense related to the former CEO's exit agreement. Fiscal 2015 includes $2.3 million in severance expenses related to the corporate office restructuring. Stock compensation expense was $4.6 million in fiscal 2016 and included a $0.7 million favorable forfeiture adjustment. Stock compensation expense was $3.1 million in fiscal 2015. Excluding the aforementioned items and stock compensation expense, corporate expenses decreased $0.1 million.

        Preopening expense—The preopening expense of $0.2 million in fiscal 2016 represents costs incurred in Bettendorf in preparation for our land-based casino operations expected to open on June 24, 2016.

        Depreciation and Amortization—Depreciation and amortization expense for fiscal 2016 compared to fiscal 2015 increased $4.3 million, primarily due to accelerated depreciation of approximately $4.0 million on certain assets at our Bettendorf property of which will be disposed pending the opening of our new land-based casino.

  Other Income (Expense), Income Taxes and Discontinued Operations

        Interest expense, interest income, loss on early extinguishment of debt, income tax provision and loss from discontinued operations, net of income taxes for the fiscal years 2016 and 2015 are as follows:

	Fiscal Year Ended
(in thousands)	April 24, 2016	April 26, 2015	Variance	Percentage Variance
Interest expense	$(68,025)	$(84,131)	$16,106	–19.1%
Interest income	311	369	(58)	–15.7%
Loss on early extinguishment of debt	(2,966)	(13,757)	10,791	–78.4%
Income tax provision	(4,178)	(1,111)	(3,067)	276.1%
Loss from discontinued operations, net of income taxes	(2,085)	(2,113)	28	–1.3%

        Interest Expense—Interest expense decreased $16.1 million, or 19.1%, in fiscal 2016 compared to fiscal 2015. The decrease is primarily a result of a decrease in our overall debt balance and the benefit of refinancing our 7.75% Senior Notes. We capitalized interest expense of $0.6 million in fiscal 2016, primarily related to our land-based casino construction in Bettendorf, Iowa.

Fiscal 2015 Compared to Fiscal 2014

        Revenues and operating expenses for the fiscal years 2015 and 2014 are as follows:

	Fiscal Year Ended
(in thousands)	April 26, 2015	April 27, 2014	Variance	Percentage Variance
Revenues:
Casino	$1,032,241	$981,099	$51,142	5.2%
Rooms	30,427	31,252	(825)	–2.6%
Food, beverage, pari-mutuel and other	137,215	132,411	4,804	3.6%

Gross revenues	1,199,883	1,144,762	55,121	4.8%
Less promotional allowances	(222,838)	(210,353)	(12,485)	5.9%

Net revenues	977,045	934,409	42,636	4.6%
Operating expenses:
Casino	156,547	152,914	3,633	2.4%
Gaming taxes	263,362	249,638	13,724	5.5%
Rooms	6,576	6,853	(277)	–4.0%
Food, beverage, pari-mutuel and other	48,903	46,184	2,719	5.9%
Marine and facilities	55,994	55,318	676	1.2%
Marketing and administrative	223,857	224,011	(154)	–0.1%
Corporate and development	29,088	28,455	633	2.2%
Valuation charges	9,000	151,591	(142,591)	N/M
Litigation accrual reversals	—	(9,330)	9,330	N/M
Preopening	—	3,898	(3,898)	N/M
Depreciation and amortization	77,798	79,579	(1,781)	–2.2%

Total operating expenses	$871,125	$989,111	(117,986)	–11.9%

        Casino—Casino revenues increased $51.1 million, or 5.2%, in fiscal 2015 compared to fiscal 2014. Excluding a year-over-year revenue increase of $14.8 million at our Nemacolin property which opened in July of fiscal 2014, casino revenues increased across most of our operating properties by

$36.3 million or 3.7%. Casino revenues decreased at our Bettendorf property by $1.7 million primarily due to market conditions.

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

        Casino operating expenses increased $3.6 million, or 2.4% for fiscal 2015 compared to fiscal 2014. Our increased casino operating expenses are reflective of our overall increase in casino revenues.

        Gaming Taxes—State and local gaming taxes increased $13.7 million, or 5.5%, for fiscal 2015 compared to fiscal 2014 commensurate with a 5.2% increase in casino revenues with consideration to various state gaming tax rates across our casino properties.

        Rooms—Rooms revenue decreased $0.8 million, or 2.6%, in fiscal 2015 compared to fiscal 2014, primarily a result of construction disruption at our Bettendorf property during hotel renovations begun in fiscal 2015.

        Rooms expense decreased $0.3 million, or 4.0%, in fiscal 2015 compared to fiscal 2014, commensurate with the decrease in hotel revenues.

        Food, Beverage, Pari-Mutuel and Other—Food, beverage, pari-mutuel and other revenues increased $4.8 million, or 3.6%, in fiscal 2015 compared to fiscal 2014. Excluding increased year-over-year food, beverage and other revenues of $1.0 million at our Nemacolin property, our food, beverage, pari-mutuel and other revenues increased $3.8 million, or 2.9%.

        Food, Beverage, Pari-Mutuel and Other operating expenses increased $2.7 million, or 5.9%, in fiscal 2015 compared to fiscal 2014. Excluding increased year-over-year, food, beverage and other expenses of $0.2 million at our Nemacolin property, our food, beverage, pari-mutuel and other expenses increased $2.5 million, or 5.5%.

        Promotional Allowances—Promotional allowances increased $12.5 million, or 5.9%, in fiscal 2015 compared to fiscal 2014. Excluding increased year-over-year promotional allowances of $4.6 million at our Nemacolin property, promotional allowances increased $7.9 million, or 3.8%.

        Marine and Facilities—Marine and facilities expenses increased $0.7 million, or 1.2%, for fiscal 2015 compared to fiscal 2014. Excluding increased year-over-year marine and facilities expenses of $0.1 million at our Nemacolin property, marine and facilities expenses increased $0.6 million.

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

        Depreciation and Amortization—Depreciation and amortization expense for fiscal 2015 compared to fiscal 2014 decreased $1.8 million, primarily related certain assets becoming fully depreciated.

  Other Income (Expense), Income Taxes and Discontinued Operations

        Interest expense, interest income, loss on early extinguishment of debt, derivative income, income tax benefit (provision) and loss from discontinued operations, net of income taxes for the fiscal years 2015 and 2014 are as follows:

	Fiscal Year Ended
(in thousands)	April 26, 2015	April 27, 2014	Variance	Percentage Variance
Interest expense	$(84,131)	$(81,342)	$(2,789)	3.4%
Interest income	369	349	20	5.7%
Loss on early extinguishment of debt	(13,757)	—	(13,757)	NM
Derivative income	—	398	(398)	–100.0%
Income tax (provision) benefit	(1,111)	18,494	(19,605)	NM
Loss from discontinued operations, net of income taxes	(2,113)	(10,883)	8,770	N/M

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

  Liquidity and Capital Resources

        Cash Flows from Operating Activities—During fiscal 2016, we generated $135.9 million in cash flows from operating activities compared to generating $125.6 million during fiscal 2015. The year-over-year increase in cash flows from operating activities is the result of improved business volumes and working capital changes.

        Cash Flows used in Investing Activities—During fiscal 2016 we used $59.2 million for investing activities including capital expenditures of $70.3 million, of which $19.4 million related to construction of our land-based casino in Bettendorf, offset by proceeds received from sales of assets held for sale of

$11.4 million. In fiscal 2015, we used $41.3 million for investing activities primarily to fund purchases of property and equipment.

        Cash Flows used in Financing Activities—During fiscal 2016, our financing activities utilized $81.0 million primarily to redeem the remaining 7.75% Senior Notes and pay related costs. Significant transactions during fiscal 2016 are summarized as follows:

  •
  On May 14, 2015, we redeemed the remaining $62.2 million of our 7.75% Senior Notes at a price of 103.875%, including accrued and unpaid interest.

  •
  Net borrowings under our Senior Secured Credit Facility ("Credit Facility") decreased by $7.5 million.

  •
  On May 4, 2015, we paid $9.4 million related to our obligation for certain bonds issued by the City of Bettendorf, Iowa.

  •
  We received $0.9 million in proceeds from the exercise of stock options.

        During fiscal 2015, our financing activities utilized $87.7 million primarily to reduce our long-term debt balance by $73.4 million. We also incurred $13.0 million in costs to redeem and issue new long-term debt. Significant debt transactions during fiscal 2015 are summarized as follows:

  •
  On April 14, 2015, we issued $150 million of additional 5.875% Senior Notes due 2021, at a price of 102.0%, of which the proceeds and borrowings under our Credit Facility were utilized to purchase $237.8 million of our 7.75% Senior Notes pursuant to a tender offer.

  •
  Net borrowings under our Credit Facility increased by $10.3 million.

        Our Credit Facility consists of a $300 million revolving line of credit and expires on April 19, 2018. Our 5.875% Senior Notes are redeemable, in whole or in part, at our option as of March 15, 2016. Our 8.875% Senior Subordinated Notes are redeemable, in whole or in part, at our option as of June 15, 2016. We are highly leveraged and may be unable to obtain additional debt or equity financing on acceptable terms if our current sources of liquidity are not sufficient or if we fail to stay in compliance with the covenants of our Credit Facility.

        Availability of Cash and Additional Capital—At April 24, 2016, we had cash and cash equivalents of $62.1 million and marketable securities of $19.3 million. As of April 24, 2016, we had $67.5 million in outstanding revolving credit borrowings under our senior secured credit facility and our net line of credit availability was approximately $224 million, after consideration of $8.0 million in outstanding letters of credit.

        Capital Expenditures and Development Activities—We will be opening our new land-based casino at our property in Bettendorf on June 24, 2016, which commenced construction in May 2015. We spent $19.4 million in fiscal 2016 and estimate the total construction cost to be approximately $60 million. To date, we have spent $21.6 million on this project. During December 2015, we completed renovation of the hotel at our Boonville, Missouri property. We spent $5.0 million in fiscal 2016 to refurbish 140 hotel rooms, meeting and convention space and public areas. In July 2015, we completed a $7.6 million renovation of the south tower hotel in Bettendorf, of which $4.6 million was spent in fiscal 2016. We plan to continue to fund capital projects with cash generated by our operations and borrowings under our Credit Facility.

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

        Goodwill and Other Intangible Assets—At April 24, 2016, we had goodwill and other intangible assets of $162.2 million, representing 13.4% of total assets. In accordance with ASC Topic 350, Intangibles—Goodwill and Other, we perform an annual impairment test for goodwill and indefinite-lived intangible assets as of the first day of the fourth fiscal quarter of each year, or on an interim basis if indicators of impairment exist. We first assess the qualitative factors to determine whether the existence of events or circumstances leads to a determination that is more likely than not that the fair value of a reporting unit is less than its carrying amount. The qualitative factors include macroeconomic conditions, industry and market conditions, cost factors, overall financial performance, among others. If, after assessing the totality of events or circumstances, we determine it is more likely than not that the fair value of a reporting unit is greater than its carrying amount, then performing the two-step impairment test is not required. However, if we conclude otherwise, we are then required to perform the first step of the two-step quantitative impairment test. Impairment is determined by comparing the estimated fair value of a reporting unit with its respective carrying value.

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

        Based upon our fiscal 2016 and fiscal 2015 annual impairment testing, we recorded no goodwill impairment charges as a result of improved operating cash flows and lower discount rates. We noted that our reporting units with goodwill and/or other long-lived intangibles had fair values which exceeded their carrying values by at least 10%, except for our Vicksburg property, which the fair value of the goodwill exceeded carrying value by approximately 9%. In conjunction with our fiscal 2014 annual impairment testing, we recorded goodwill impairment charges of $125.2 million. These charges consisted of $60.0 million at our Bettendorf property, $24.2 million at our Lake Charles property, $36.0 million at our Lula property and $5.0 million at our Vicksburg property. Our fiscal 2014 impairment charges were a result of deteriorating operating performance and the impact of new and forthcoming competition. Three of our reporting units with fiscal 2014 impairment charges still have goodwill totaling $39.5 million. These reporting units could be subject to future impairment charges to the extent their future casino revenues deteriorate, discount rates or transaction multiples change significantly or we do not achieve our cash flow projections.

        Property and Equipment—At April 24, 2016, we had property and equipment, net of accumulated depreciation of $899.2 million, representing 74.5% of our total assets. We capitalize the cost of property and equipment. Maintenance and repairs that neither materially add to the value of the property or equipment nor appreciably prolong its life are charged to expense as incurred. We depreciate property and equipment on a straight-line basis over their estimated useful lives. The estimated useful lives are based on the nature of the assets as well as our current operating strategy. Future events such as property expansions, new competition, changes in technology and new regulations could result in a change in the manner in which we are using certain assets requiring a change in the estimated useful lives of such assets.

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

        As a result of operating performance and projected future operating results, it was determined that the value of our long-lived assets at our Nemacolin property were impaired. During fiscal 2015, we recorded an impairment charge related to our Nemacolin property's long-lived assets of $9.0 million to reduce the carrying value of our fixed assets to their estimated fair value. During fiscal 2014, we recorded an impairment charge related to our Nemacolin property of $26.4 million, consisting of $12.2 million recorded to write-off our gaming licenses and $14.2 million to reduce the carrying value of our fixed assets to their estimated fair value. A change in the way we operate our Nemacolin property could result in future impairment charges.

        Fan Club Liability—At April 24, 2016 and April 26, 2015, our accrual was $4.2 million and $4.8 million, respectively, for the estimated cost of providing benefits under our Fan Club. This liability is included in progressive jackpots and slot club awards in our consolidated balance sheets. We accrue a liability for the estimated cost of providing Fan Club benefits as our customer earns Fan Club points. Estimates and assumptions are made regarding the cost of redeeming Fan Club points for benefits, breakage rates and the mix of goods or services our customers may choose. A guest's point balance under Fan Club will be forfeited if the customer does not earn any points during a period defined by each of our properties, typically up to thirteen months. We use historical redemption data to assist in the determination of our estimated accrual for this liability. Changes in our estimates or changes in customer visitation and redemption patterns could impact the overall accrual and our financial results.

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

        Income Tax Assets and Liabilities—We account for income taxes in accordance with the guidance in ASC Topic 740, Income Taxes ("ASC Topic 740"). We are subject to income taxes in the United States and in several states in which we operate. We recognize a current tax asset or liability for the estimated taxes refundable or payable based upon application of the enacted tax rates to taxable income in the current year. Additionally, we are required to recognize a deferred tax liability or asset for the estimated future tax effects attributable to temporary differences. Temporary differences occur when differences arise between: (a) the amount of taxable income and pretax financial income for a year and (b) the tax basis of assets or liabilities and their reported amounts in financial statements. Deferred tax assets recognized must be reduced by a valuation allowance for any tax benefits that, in our judgment and based upon available evidence, may not be realizable. At April 24, 2016, we have reduced our deferred tax assets by a valuation allowance of $57.2 million. Continued cumulative book income may result in a reversal of our remaining federal and certain state valuation allowances.

        We assess our tax positions using a two-step process. A tax position is recognized if it meets a "more likely than not" threshold, and is measured at the largest amount of benefit that has a greater than 50% likelihood of being realized. Uncertain tax positions must be reviewed at each balance sheet date. Liabilities recorded as a result of this analysis must generally be recorded separately from any current or deferred income tax accounts, and are classified as current or long-term in the balance sheet accounts accrued liabilities-other or other long-term liabilities, respectively, based on the time until expected payment. We recognize accrued interest and penalties related to unrecognized tax benefits in income tax expense.

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

        During fiscal 2013, we granted restricted stock units ("RSUs") that contained market performance conditions which determined the amount of shares to vest, if any. The fair value of these RSUs was determined utilizing a lattice pricing model which considers a range of assumptions including volatility and risk-free interest rates. Subsequent RSU awards do not contain market performance conditions.

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

  Contractual Obligations and Commercial Commitments

        The following table provides information as of the end of fiscal 2016, about our contractual obligations and commercial commitments. The table presents contractual obligations by due dates and related contractual commitments by expiration dates (in millions).

	Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1 - 3 Years	4 - 5 Years	After 5 Years
Long-Term Debt	$920.2	$0.1	$67.7	$850.2	$2.2
Estimated interest payments on
long-term debt(1)	280.1	62.5	123.3	93.3	1.0
Operating Leases	165.6	10.3	19.1	13.6	122.6
Construction Contractual Obligations(2)	36.4	36.4	—	—	—
Long-Term Obligations and Other(3)	46.3	17.0	21.2	7.9	0.2
Total Contractual Cash Obligations	$1,448.6	$126.3	$231.3	$965.0	$126.0

(1)
Estimated interest payment on long-term debt are based on principal amounts outstanding at our fiscal year end and forecasted LIBOR rates for our senior secured credit facility.

(2)
Construction contractual obligations represent the estimated remaining capital expenditures on the construction of our new land-based operations at our casino in Bettendorf, Iowa.

(3)
Long-term obligations and other include future purchase commitments.

Recently Issued Accounting Standards

        In March 2016, the Financial Accounting Standards Board ("FASB") issued Update No. 2016-09, "Compensation—Stock Compensation," which simplifies the accounting for share-based compensation, including the income tax consequences. This Update amends treatment of excess tax benefits and deficiencies as a component of income tax expense rather than equity, the presentation of excess tax benefits as an operating activity on the statement of cash flows and allows an entity to make an accounting policy election to account for forfeitures. The amendments are effective for reporting periods beginning after December 15, 2016, with early adoption permitted. We are evaluating the impact of adopting this accounting standard update on our consolidated financial statements and disclosures.

        In February 2016, the FASB issued Update No. 2016-02, "Leases." Under this guidance, lessees will be required to recognize operating and finance leases with lease terms greater than 12 months as liabilities and corresponding right-of-use assets on the balance sheet. The amendments in this update are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, on a modified retrospective basis and early adoption is permitted. We are evaluating the impact of adopting this accounting standard update on our consolidated financial statements and disclosures.

        In November 2015, the FASB issued Update No. 2015-17, "Balance Sheet Classification of Deferred Taxes." This update requires that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The standard is effective for annual periods beginning after December 31, 2016 and for interim periods within those annual periods with early adoption permitted for any interim or annual financial statements not yet issued. The amendment may be applied either prospectively or retrospectively. The Company has elected to early adopt this update to simplify the presentation of deferred taxes on the consolidated financial statements and disclosures for the annual period ending April 24, 2016. The Company is applying this amendment on a prospective basis and prior periods were not retrospectively adjusted.

        In August 2015, the FASB issued Update No. 2015-15, "Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements," which further clarifies the presentation and subsequent measurement of debt issuance costs related to line-of-credit arrangements. This update allows for debt issuance costs related to line-of-credit arrangements to be presented as an asset and subsequent amortization of the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit. The standard is effective for financial statements issued for fiscal years beginning after December 31, 2015, for interim periods within those fiscal years and early adoption is permitted. Management plans to adopt this standard beginning in the first quarter of fiscal 2017.

        In April 2015, the FASB issued Update No. 2015-03, "Interest-Imputation of Interest." This update requires debt issuance costs to be presented as a direct deduction from the carrying amount of the related debt liability. The standard is effective for annual periods beginning after December 15, 2015. Early adoption is permitted for financial statements that have not been previously issued. The standard requires application of the new guidance on a retrospective basis, wherein the balance sheet of each individual period presented should be adjusted to reflect the period-specific effects of applying the new guidance. Adoption of this update will reduce total assets and total liabilities in our consolidated balance sheet and will not have any impact on our statement of operations or retained earnings. Management plans to adopt this standard beginning in the first quarter of fiscal 2017.

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

        The following table provides information at April 24, 2016 about our financial instruments that are sensitive to changes in interest rates. The table presents principal cash flows and related weighted average interest rates by expected maturity dates.

Interest Rate Sensitivity
Principal (Notional) Amount by Expected Maturity

Fiscal year (dollars in millions)	2017	2018	2019	2020	2021	Thereafter	Total	Fair Value 4/24/2016
Liabilities
Long-term debt, including current portion
Fixed rate	$0.1	$0.1	$0.1	$0.1	$850.1	$2.2	$852.7	$889.8
Average interest rate	7.11%	7.11%	7.11%	7.11%	6.23%	7.38%
Variable rate	$—	$67.5	$—	$—	$—	$—	$67.5	$66.2
Average interest rate(1)	2.78%	2.95%	—	—	—	—

(1)
Represents the annual average LIBOR from the forward yield curve at April 24, 2016 plus the weighted average margin above LIBOR on all consolidated variable rate debt.

        As of April 24, 2016, our Credit Facility consisted of a revolving line of credit with variable rate interest based on LIBOR. Based on current debt levels, a one percent change in our interest rate increases annual interest expense by $0.7 million.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The following consolidated financial statements are included in this report:

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Isle of Capri Casinos, Inc.

        We have audited Isle of Capri Casinos, Inc.'s internal control over financial reporting as of April 24, 2016, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Isle of Capri Casinos, Inc.'s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

        In our opinion, Isle of Capri Casinos, Inc. maintained, in all material respects, effective internal control over financial reporting as of April 24, 2016, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Isle of Capri Casinos, Inc. as of April 24, 2016 and April 26, 2015, and the related consolidated statements of operations, comprehensive income (loss), stockholders' equity, and cash flows for the fiscal years ended April 24, 2016, April 26, 2015 and April 27, 2014, and our report dated June 21, 2016, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

St. Louis, Missouri
June 21, 2016

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Isle of Capri Casinos, Inc.

        We have audited the accompanying consolidated balance sheets of Isle of Capri Casinos, Inc. (the Company) as of April 24, 2016 and April 26, 2015, and the related consolidated statements of operations, comprehensive income (loss), stockholders' equity, and cash flows for the fiscal years ended April 24, 2016, April 26, 2015 and April 27, 2014. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Isle of Capri Casinos, Inc. at April 24, 2016 and April 26, 2015, and the consolidated results of its operations and its cash flows for the years ended April 24, 2016, April 26, 2015 and April 27, 2014, in conformity with U.S. generally accepted accounting principles.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Isle of Capri Casinos, Inc.'s internal control over financial reporting as of April 24, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission "(2013 framework)" and our report dated June 21, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

St. Louis, Missouri
June 21, 2016

ISLE OF CAPRI CASINOS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	April 24, 2016	April 26, 2015
ASSETS
Current assets:
Cash and cash equivalents	$62,126	$66,437
Marketable securities	19,338	19,517
Accounts receivable, net of allowance for doubtful accounts of $1,389 and $1,595, respectively	13,252	11,171
Inventory	6,305	6,509
Deferred income taxes	—	4,626
Prepaid expenses and other assets	11,874	11,274
Assets held for sale	—	138

Total current assets	112,895	119,672
Property and equipment, net	899,167	902,226
Other assets:
Goodwill	108,970	108,970
Other intangible assets, net	53,236	54,073
Deferred financing costs, net	14,702	19,075
Restricted cash and investments	9,819	9,193
Prepaid deposits and other	5,216	4,743
Deferred income taxes	1,144	—
Long-term assets held for sale	—	9,810

Total assets	$1,205,149	$1,227,762

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current maturities of long-term debt	$80	$170
Accounts payable	29,723	19,690
Accrued liabilities:
Payroll and related	36,915	43,371
Property and other taxes	19,428	20,456
Income tax payable	123	125
Interest	14,678	15,350
Progressive jackpots and slot club awards	15,564	16,123
Other	21,036	18,326

Total current liabilities	137,547	133,611
Long-term debt, less current maturities	922,613	992,712
Deferred income taxes	37,902	37,334
Other accrued liabilities	17,557	18,432
Other long-term liabilities	13,912	22,211
Stockholders' equity:
Preferred stock, $.01 par value; 2,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value; 60,000,000 shares authorized; shares issued:
42,066,148 at April 24, 2016 and April 26, 2015	421	421
Class B common stock, $.01 par value; 3,000,000 shares authorized; none issued	—	—
Additional paid-in capital	244,472	241,899
Retained earnings (deficit)	(152,868)	(199,072)

	92,025	43,248
Treasury stock, 1,300,955 shares at April 24, 2016 and 1,568,875 shares at April 26, 2015	(16,407)	(19,786)

Total stockholders' equity	75,618	23,462

Total liabilities and stockholders' equity	$1,205,149	$1,227,762

See accompanying notes to consolidated financial statements.

ISLE OF CAPRI CASINOS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share amounts)

	Fiscal Year Ended
	April 24, 2016	April 26, 2015	April 27, 2014
Revenues:
Casino	$1,028,047	$1,032,241	$981,099
Rooms	29,457	30,427	31,252
Food, beverage, pari-mutuel and other	132,436	137,215	132,411

Gross revenues	1,189,940	1,199,883	1,144,762
Less promotional allowances	(211,348)	(222,838)	(210,353)

Net revenues	978,592	977,045	934,409
Operating expenses:
Casino	152,713	156,547	152,914
Gaming taxes	261,916	263,362	249,638
Rooms	6,820	6,576	6,853
Food, beverage, pari-mutuel and other	48,481	48,903	46,184
Marine and facilities	54,111	55,994	55,318
Marketing and administrative	220,079	223,857	224,011
Corporate and development	29,067	29,088	28,455
Valuation charges	—	9,000	151,591
Litigation accrual reversals	—	—	(9,330)
Preopening expense	153	—	3,898
Depreciation and amortization	82,105	77,798	79,579

Total operating expenses	855,445	871,125	989,111

Operating income (loss)	123,147	105,920	(54,702)
Interest expense	(68,025)	(84,131)	(81,342)
Interest income	311	369	349
Loss on early extinguishment of debt	(2,966)	(13,757)	—
Derivative income	—	—	398

Income (loss) from continuing operations before income taxes	52,467	8,401	(135,297)
Income tax (provision) benefit	(4,178)	(1,111)	18,494

Income (loss) from continuing operations	48,289	7,290	(116,803)
Loss from discontinued operations, including loss on sale, net of income tax provision of $0, $0 and $(1,226) for the fiscal years ended 2016, 2015 and 2014, respectively	(2,085)	(2,113)	(10,883)

Net income (loss) attributable to common stockholders	$46,204	$5,177	$(127,686)

Earnings (loss) per common share attributable to common stockholders—basic:
Income (loss) from continuing operations	$1.19	$0.18	$(2.94)
Loss from discontinued operations including gain on sale, net of income taxes	(0.05)	(0.05)	(0.27)

Net income (loss) attributable to common stockholders	$1.14	$0.13	$(3.21)

Earnings (loss) per common share attributable to common stockholders—diluted
Income (loss) from continuing operations	$1.17	$0.18	$(2.94)
Loss from discontinued operations including gain on sale, net of income taxes	(0.05)	(0.05)	(0.27)

Net income (loss) attributable common stockholders	$1.12	$0.13	$(3.21)

Weighted average basic shares	40,690,929	39,955,735	39,731,766
Weighted average diluted shares	41,323,473	40,320,267	39,731,766

See accompanying notes to consolidated financial statements.

ISLE OF CAPRI CASINOS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Fiscal Year Ended
	April 24, 2016	April 26, 2015	April 27, 2014
Net income (loss)	$46,204	$5,177	$(127,686)
Other comprehensive income, net of tax:
Deferred hedge adjustment, net of income tax provision of $149 for 2014	—	—	247

Other comprehensive income	—	—	247

Comprehensive income (loss)	$46,204	$5,177	$(127,439)

See accompanying notes to the consolidated financial statements.

ISLE OF CAPRI CASINOS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(In thousands, except share amounts)

	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Accum. Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders' Equity
Balance, April 28, 2013	42,066,148	421	246,214	(74,227)	(247)	(29,751)	142,410
Net loss	—	—	—	(127,686)	—	—	(127,686)
Other comprehensive income, net of tax	—	—	—	—	247	—	247
Issuance of restricted stock, net of forfeitures	—	—	(2,808)	—	—	2,808	—
Stock compensation expense	—	—	4,413	—	—	—	4,413

Balance, April 27, 2014	42,066,148	421	247,819	(201,913)	—	(26,943)	19,384
Net income	—	—	—	5,177	—	—	5,177
Other comprehensive income, net of tax	—	—	—	—	—	—	—
Exercise of stock options	—	—	(47)	—	—	121	74
Issuance of restricted stock, net of forfeitures	—	—	(2,392)	—	—	2,392	—
Issuance of stock under compensation plans	—	—	(6,894)	(2,336)	—	4,644	(4,586)
Stock compensation expense	—	—	3,413	—	—	—	3,413

Balance, April 26, 2015	42,066,148	421	241,899	(199,072)	—	(19,786)	23,462
Net income	—	—	—	46,204	—	—	46,204
Other comprehensive income, net of tax	—	—	—	—	—	—	—
Exercise of stock options	—	—	(821)	—	—	1,690	869
Issuance of restricted stock, net of forfeitures	—	—	(1,689)	—	—	1,689	—
Stock compensation expense	—	—	5,083	—	—	—	5,083

Balance, April 24, 2016	42,066,148	$421	$244,472	$(152,868)	$—	$(16,407)	$75,618

See accompanying notes to consolidated financial statements.

ISLE OF CAPRI CASINOS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Fiscal Year Ended
	April 24, 2016	April 26, 2015	April 27, 2014
Operating activities:
Net income (loss)	$46,204	$5,177	$(127,686)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	82,451	78,875	82,245
Amortization and write-off of deferred financing costs	4,237	4,700	4,464
Amortization of debt (premium) discount, net	(446)	344	242
Loss on early extinguishment of debt	2,966	13,757	—
Litigation accrual reversals	—	—	(16,953)
Valuation charges	4,424	9,000	162,100
Deferred income taxes	4,050	943	(9,913)
Stock compensation expense	5,083	3,413	4,413
Gain on sale of discontinued operations	(6,424)	—	—
Gain on derivative instruments	—	—	(398)
Loss (gain) on disposal of assets	143	102	(535)
Changes in operating assets and liabilities:
Marketable securites	179	7,772	(1,769)
Accounts receivable	(1,539)	1,444	(1,537)
Income taxes payable/receivable	(2)	198	4,716
Prepaid expenses and other assets	(529)	1,041	4,120
Accounts payable and accrued liabilities	(4,885)	(1,198)	(16,760)

Net cash provided by operating activities	135,912	125,568	86,749

Investing activities:
Purchase of property and equipment	(70,262)	(41,686)	(38,149)
Proceeds from asset sales	11,496	73	49,881
Payments towards gaming license	—	—	(7,500)
Restricted cash and investments	(425)	340	1,879

Net cash (used in) provided by investing activities	(59,191)	(41,273)	6,111

Financing activities:
Proceeds from long-term debt borrowings	—	153,000	—
Net (repayments) borrowings on line of credit	(7,500)	10,300	(90,200)
Principal repayments on long-term debt	(62,399)	(238,061)	(626)
Premiums payments on retirement of long-term debt	(2,409)	(10,465)	—
Payment of deferred financing costs	(209)	(2,536)	(673)
Payment of other long-term obligation	(9,384)	—	—
Proceeds from exercise of stock options	869	74	—

Net cash used in financing activities	(81,032)	(87,688)	(91,499)

Net decrease (increase) in cash and cash equivalents	(4,311)	(3,393)	1,361
Cash and cash equivalents at beginning of year	66,437	69,830	68,469

Cash and cash equivalents at end of year	$62,126	$66,437	$69,830

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

        Discontinued operations include our Natchez, Mississippi property sold in October 2015 and our Davenport, Iowa property sold in February 2014.

        Fiscal Year-End—Our fiscal year ends on the last Sunday in April. Periodically, this system necessitates a 53-week year. Fiscal years 2016, 2015 and 2014 were 52-week years, which commenced on April 27, 2015, April 28, 2014 and April 29, 2013, respectively.

        Reclassifications—Certain reclassifications of prior year presentations have been made to conform to the fiscal 2016 presentation.

        Use of Estimates—The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

        Cash and Cash Equivalents—We consider all highly liquid investments purchased with an original maturity of three months or less as cash equivalents. Cash also includes the minimum operating cash balances required by state regulatory bodies, which totaled $23,071 and $25,099 at April 24, 2016 and April 26, 2015, respectively.

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

        Capitalized Interest—The interest cost associated with major development and construction projects is capitalized and included in the cost of the project. When no debt is incurred specifically for a project, interest is capitalized on amounts expended on the project using the weighted-average cost of our borrowings. Capitalization of interest ceases when the project is substantially complete or development activity is suspended. Capitalized interest was $600, $23 and $185 for fiscal years 2016, 2015 and 2014, respectively.

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

        Goodwill and Other Intangible Assets—Goodwill represents the excess of cost over the net identifiable tangible and intangible assets of acquired businesses and is stated at cost, net of impairments, if any. Other intangible assets include values attributable to acquired gaming licenses, customer lists, and trademarks. ASC Topic 350, Intangibles—Goodwill and Other ("ASC 350") requires

ISLE OF CAPRI CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(amounts in thousands, except share and per share amounts)

2. Summary of Significant Accounting Policies (Continued)

these assets be reviewed for impairment at least annually or on an interim basis if indicators of impairment exist. We perform our annual impairment test as of the first day of the fourth fiscal quarter. We first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than it carrying amount. If, after assessing the totality of events or circumstances, we determine it is more likely than not that the fair value of an indefinite-lived intangible or reporting unit is greater than its carrying amount, then performing further testing is not required. However, if we conclude otherwise, we are required to perform the first step of a two-step quantitative impairment test using; 1) a discounted cash flow analysis based on forecasted future results discounted at the weighted average cost of capital and, 2) by using a market approach based upon public trading and recent transaction valuation multiples for similar companies. Intangible assets with indefinite lives not subject to amortization are reviewed by comparing the fair value of the recoded assets to their carrying amount. We review, at least annually, the continued use of an indefinite useful life. If these intangible assets are determined to have a finite useful life, they are amortized over their estimated remaining useful lives.

        Deferred Financing Costs—The costs of issuing long-term debt are capitalized and amortized using the effective interest method over the term of the related debt.

        Self-Insurance—We are self-funded up to a maximum amount per claim for employee-related health care benefits, workers' compensation and general liabilities. Claims in excess of this maximum are fully insured through stop-loss insurance policies. We accrue for workers' compensation and general liabilities on a discounted basis based on claims filed and estimates of claims incurred but not reported. The estimates have been discounted at 1.0% and 0.9% at April 24, 2016 and April 26, 2015, respectively, or a discount of $645 and $618, respectively. We utilize independent consultants to assist management in its determination of estimated insurance liabilities. While the total cost of claims incurred depends on future developments, in managements' opinion, recorded reserves are adequate to cover future claims payments. Workers' compensation and general liability claims expense is included in corporate and development expense in our consolidated statements of operations. Employee related health care benefits expenses are included in the consolidated statement of operations lines that include the respective employee compensation costs. Reserves for workers' compensation and employee related health care are included in accrued liabilities—payroll and related in the consolidated balance sheets.

ISLE OF CAPRI CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(amounts in thousands, except share and per share amounts)

2. Summary of Significant Accounting Policies (Continued)

Reserves for general liability claims are included in accrued liabilities—other in the consolidated balance sheets. Total self-insurance reserves are as follows:

	Fiscal Year Ended
	April 24, 2016	April 26, 2015
Beginning balance	$26,253	$27,785
Additions:
Charged to expenses	31,031	27,841
Employee contributions	9,353	8,550
Payments	(40,830)	(38,101)
Change in discount	(27)	178

Ending Balance	$25,780	$26,253

        Revenue Recognition—In accordance with gaming industry practice, we recognize casino revenues as the net win from gaming activities. Casino revenues are net of accruals for anticipated payouts of progressive slot and table game jackpots. Revenues from rooms, food, beverage, entertainment and the gift shops are recognized at the time the related service or sale is performed or realized.

        Promotional Allowances—The actual retail value of rooms, food and beverage and other services furnished to guests without charge or at a discount is included in gross revenues and then deducted as promotional allowances to arrive at net revenues included in the accompanying consolidated statements of operations at the time such good or services are provided to our guests. The cost of providing such complimentary services from continuing operations are included in casino expense in the accompanying statement of operations.

	Fiscal Year Ended
	April 24, 2016	April 26, 2015	April 27, 2014
Rooms	$8,457	$8,916	$8,504
Food and beverage	63,555	66,745	62,958
Other	493	527	520

Total cost of complimentary services	$72,505	$76,188	$71,982

        Fan Club—Our guests are eligible to participate in our Fan Club, our customer loyalty program, which offers certain sales incentives accounted for under ASC 605-50 "Revenue Recognition Customer Payments and Incentives." We accrue a liability for the estimated cost of providing Fan Club benefits as our guest earns Fan Club points. Such sales incentives are recorded as a reduction of revenues in our promotional allowances in our statements of operations. The points earned under Fan Club may be redeemed for free slot play, cash, or other goods or services depending upon the property.

ISLE OF CAPRI CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(amounts in thousands, except share and per share amounts)

2. Summary of Significant Accounting Policies (Continued)

        At April 24, 2016 and April 26, 2015, our accrual was $4,213 and $4,787, respectively, for estimated cost of providing benefits under our Fan Club and included in progressive jackpots and slot club awards in our consolidated balance sheets.

	Fiscal Year Ended
	April 24, 2016	April 26, 2015
Beginning balance	$4,787	$5,197
Earned	19,544	25,886
Redeemed	(18,832)	(22,360)
Expirations	(1,651)	(3,133)
Other	365	(803)

Ending Balance	$4,213	$4,787

        Advertising—Advertising costs are expensed the first time the related advertisement appears. Total advertising costs from continuing operations were $33,913, $33,799 and $34,312 in fiscal years 2016, 2015 and 2014, respectively.

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

        Pre-Opening Costs—We expense pre-opening costs as incurred. Pre-opening costs include payroll, outside services, advertising, insurance, utilities, travel and various other expenses related to new operations prior to opening. Pre-opening costs from continuing operations were $153 in fiscal year 2016 related to preparing for our new land-based operations in Bettendorf and $3,898 in fiscal 2014 related to our new casino at the Nemacolin Woodlands Resort, which opened in July 2013.

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

  Recently Announced Accounting Standards—

        In March 2016, the Financial Accounting Standards Board ("FASB") issued Update No. 2016-09, "Compensation—Stock Compensation," which simplifies the accounting for share-based compensation, including the income tax consequences. This Update amends treatment of excess tax benefits and deficiencies as a component of income tax expense rather than equity, the presentation of excess tax benefits as an operating activity on the statement of cash flows and allows an entity to make an accounting policy election to account for forfeitures. The amendments are effective for reporting periods beginning after December 15, 2016, with early adoption permitted. We are evaluating the impact of adopting this accounting standard update on our consolidated financial statements and disclosures.

        In February 2016, the FASB issued Update No. 2016-02, "Leases." Under this guidance, lessees will be required to recognize operating and finance leases with lease terms greater than 12 months as liabilities and corresponding right-of-use assets on the balance sheet. The amendments in this update are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, on a modified retrospective basis and early adoption is permitted. We are evaluating the impact of adopting this accounting standard update on our consolidated financial statements and disclosures.

        In November 2015, the FASB issued Update No. 2015-17, "Balance Sheet Classification of Deferred Taxes." This update requires that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The standard is effective for annual periods beginning after December 31, 2016 and for interim periods within those annual periods with early adoption permitted for any interim or annual financial statements not yet issued. The amendment may be applied either prospectively or retrospectively. The Company has elected to early adopt this update to simplify the presentation of deferred taxes on the consolidated financial statements and disclosures for

ISLE OF CAPRI CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(amounts in thousands, except share and per share amounts)

2. Summary of Significant Accounting Policies (Continued)

the annual period ending April 24, 2016. The Company is applying this amendment on a prospective basis and prior periods were not retrospectively adjusted.

        In August 2015, the FASB issued Update No. 2015-15, "Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements," which further clarifies the presentation and subsequent measurement of debt issuance costs related to line-of-credit arrangements. This update allows for debt issuance costs related to line-of-credit arrangements to be presented as an asset and subsequent amortization of the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit. The standard is effective for financial statements issued for fiscal years beginning after December 31, 2015, for interim periods within those fiscal years and early adoption is permitted. Management plans to adopt this standard beginning in the first quarter of fiscal 2017.

        In April 2015, the FASB issued Update No. 2015-03, "Interest-Imputation of Interest". This update requires debt issuance costs to be presented as a direct deduction from the carrying amount of the related debt liability. The standard is effective for annual periods beginning after December 15, 2015. Early adoption is permitted for financial statements that have not been previously issued. The standard requires application of the new guidance on a retrospective basis, wherein the balance sheet of each individual period presented should be adjusted to reflect the period-specific effects of applying the new guidance. Adoption of this update will reduce total assets and total liabilities in our consolidated balance sheet and will not have any impact on our statement of operations or retained earnings. Management plans to adopt this standard beginning in the first quarter of fiscal 2017.

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

3. Discontinued Operations

        Natchez, Mississippi—On October 19, 2015, we closed our casino property in Natchez, Mississippi and completed the previously announced sale of the hotel and certain related non-gaming assets to Casino Holding Investment Partners, LLC for net cash proceeds of $11,448. As a result, we recorded a net gain of $2,000 in discontinued operations in fiscal 2016. The net gain consisted of a gain on the sale of the hotel and related non-gaming assets of $6,424, offset by a non-cash pretax charge of $4,424 related to the write-off of the Natchez gaming vessel and certain other assets. The results of our Natchez casino operations are presented as discontinued operations for all periods presented.

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

        We adopted Accounting Standards Update No. 2014-08, "Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity" ("ASU 2014-08") on April 27, 2015. The disposition of our Natchez reporting unit qualifies for discontinued accounting treatment under ASU 2014-08 and as such, the operations of our Natchez property has been classified as discontinued operations and as assets held for sale for all periods presented.

        The Company incurred $258 and $1,215 for capital expenditures at our Natchez property during the fiscal year ending April 24, 2016 and April 26, 2015, respectively.

        The results of our discontinued operations are summarized as follows:

	Discontinued Operations Fiscal Year Ended
	April 24, 2016	April 26, 2015	April 27, 2014
Net revenues	$7,992	$19,233	$49,349
Valuation charges	(4,424)	—	(10,509)
Depreciation expense	(346)	(1,076)	(2,668)
Pretax loss from discontinued operations	(2,085)	(2,113)	(9,657)
Income tax provision from discontinued operations	—	—	(1,226)
Loss from discontinued operations	(2,085)	(2,113)	(10,883)

        Interest expense of $6 for the fiscal year 2014 has been allocated to discontinued operations related to third-party debt at our former Davenport property.

4. Property and Equipment, Net

        Property and equipment, net consists of the following:

	April 24, 2016	April 26, 2015
Property and equipment:
Land and land improvements	$195,020	$195,367
Leasehold improvements	144,343	144,927
Buildings and improvements	720,167	711,956
Riverboats and floating pavilions	101,660	101,535
Furniture, fixtures and equipment	515,287	507,794
Construction in progress	39,824	12,139

Total property and equipment	1,716,301	1,673,718
Less accumulated depreciation and amortization	(817,134)	(771,492)

Property and equipment, net	$899,167	$902,226

        We recorded depreciation expense of $81,267, $76,961 and $78,394 for our continuing operations for the fiscal years ended 2016, 2015, and 2014, respectively.

ISLE OF CAPRI CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(amounts in thousands, except share and per share amounts)

5. Goodwill and Other Intangible Assets

        We have recorded goodwill, net of impairment, of $108,970 at April 24, 2016, April 26, 2015 and April 27, 2014, respectively. Goodwill includes accumulated impairment losses of $213,125.

        Other intangible assets consist of the following:

	April 24, 2016				April 26, 2015
	Historical Cost	Accumulated Amortization	Accumulated Impairment	Net Carrying Amount	Historical Cost	Accumulated Amortization	Accumulated Impairment	Net Carrying Amount
Indefinite-lived assets
Gaming licenses	$44,342	$—	$—	$44,342	$44,342	$—	$—	$44,342
Trademarks	7,149	—	—	7,149	7,149	—	—	7,149
Intangible assets—subject to amortization
Gaming licenses	12,500	(347)	(12,153)	—	12,500	(347)	(12,153)	—
Customer relationships	6,700	(4,955)	—	1,745	6,700	(4,118)	—	2,582
Customer lists	15,393	(15,393)	—	—	15,393	(15,393)	—	—
Tradename	544	(544)	—	—	544	(544)	—	—

Total	$86,628	$(21,239)	$(12,153)	$53,236	$86,628	$(20,402)	$(12,153)	$54,073

        Our indefinite-lived intangible assets consist primarily of gaming licenses and trademarks for which it is reasonably assured that we will continue to renew indefinitely. Our other finite-lived intangible assets consist of customer relationships amortized over 8 years, customer lists amortized over 2 to 4 years, and a trade name amortized over 1.5 years. The weighted average remaining life of our customer relationships is approximately 2.1 years.

        We recorded amortization expense of $838, $838 and $1,185, for our intangible assets subject to amortization related to our continuing operations for the fiscal years ended 2016, 2015, and 2014, respectively.

        Future amortization expense of our amortizable intangible assets is as follows:

2017	838
2018	838
2019	69
Thereafter	—

Total	$1,745

ISLE OF CAPRI CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(amounts in thousands, except share and per share amounts)

6. Valuation Charges

        We recorded valuation charges as follows:

	Fiscal Year Ended
	April 24, 2016	April 26, 2015	April 27, 2014
Property and equipment, net impairment charges	$—	$9,000	$14,200
Intangible asset impairment charge	—	—	12,153
Goodwill impairment charges:
Bettendorf	—	—	60,000
Lake Charles	—	—	24,238
Lula	—	—	36,000
Vicksburg	—	—	5,000

Total goodwill impairment charges	—	—	125,238

Total impairment valuation charges	$—	$9,000	$151,591

        Other Long-Lived Assets—During fiscal 2015, we recorded a $9,000 impairment charge related to our Nemacolin property and equipment, net as a result of our impairment testing under ASC 360. The non-recurring fair value of $15,848 used in our determination of the impairment charge considered level 3 inputs, including market valuation, estimated replacement cost values, estimates for economic obsolescence and estimated risk premiums and was the result of our current and future expected cash flows at the property.

        During fiscal 2014, we recorded impairment charges related to property and equipment, net of $14,200 at our Nemacolin property and $12,153 related to intangible assets at our Nemacolin property as a result of our impairment testing under ASC 360. The non-recurring fair values used in our determination of the impairment charges considered level 2 and 3 inputs, including the cost replacement value of the assets adjusted for an associated risk premium or economic obsolescence, and a market based valuation multiple method. The impairments were the result of our current and future expected cash flows at our properties.

        Goodwill—Our goodwill impairment charges in fiscal 2014 were a result of expected decreases in future cash flows as a result of unfavorable economic conditions and the impact of changes by our competitors. Competitive changes included a proposed land-based casino replacing an existing riverboat casino competing with our Bettendorf property, a new casino competing with our Lake Charles property and expansions by casinos competing with our Lula property.

        The non-recurring fair values used in our determination of the goodwill impairment charges considered level 2 and 3 inputs, including discounted cash flows and market based multiple valuation methods.

ISLE OF CAPRI CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(amounts in thousands, except share and per share amounts)

6. Valuation Charges (Continued)

        The remaining goodwill balance by property as of April 24, 2016 is as follows:

April 24, 2016
Bettendorf	$5,713
Black Hawk	30,533
Boonville	2,599
Kansas City	7,182
Lula	6,581
Marquette	29,195
Vicksburg	27,167

Total	$108,970

7. Long-Term Debt

        Long-term debt consists of the following:

	April 24, 2016	April 26, 2015
Senior Secured Credit Facility:
Revolving line of credit, expires April 19, 2018, interest payable at least quarterly at either LIBOR and/or prime plus a margin	$67,500	$75,000
5.875% Senior Notes, interest payable semi-annually March 15 and September 15, net	502,541	502,987
7.75% Senior Notes, interest payable semi-annually March 15 and September 15, net	—	62,012
8.875% Senior Subordinated Notes, interest payable semi-annually June 15 and December 15	350,000	350,000
Other	2,652	2,883

	922,693	992,882
Less current maturities	80	170

Long-term debt	$922,613	$992,712

        Senior Secured Credit Facility, as amended and restated—Our Senior Secured Credit Facility as amended and restated ("Credit Facility") consists of a $300,000 revolving line of credit. The Credit Facility is secured on a first priority basis by substantially all of our assets and guaranteed by all of our restricted subsidiaries.

        Our net revolving line of credit availability at April 24, 2016, as limited by our outstanding borrowings, was approximately $224,000, after consideration of $8,000 in outstanding letters of credit. We have an annual commitment fee related to the unused portion of the Credit Facility of up to 0.55% which is included in interest expense in the accompanying consolidated statements of operations. The weighted average effective interest rates of the Credit Facility for fiscal years 2016 and 2015 were 2.63% and 3.54%, respectively.

ISLE OF CAPRI CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(amounts in thousands, except share and per share amounts)

7. Long-Term Debt (Continued)

        The Credit Facility includes a number of affirmative and negative covenants, as well as certain financial covenants including maintenance of a total leverage ratio, senior secured leverage ratio and minimum interest coverage ratio. The Credit Facility also restricts our ability to make certain investments or distributions. We were in compliance with the covenants as of April 24, 2016.

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

        5.875% Senior Notes—In March 2013, we issued $350,000 of 5.875% Senior Notes due 2021 ("5.875% Senior Notes"). The net proceeds were used to repay term loan borrowings under our Credit Facility. On April 14, 2015, we issued an additional $150,000 of 5.875% Senior Notes at a price of 102.0%, which have the same terms and are treated as the same class as the outstanding 5.875% Senior Notes (the "April 2015 issuance"). After deducting underwriting fees, the net proceeds of $151,500 from the April 2015 issuance were used to purchase a portion of the 7.75% Senior Notes validly tendered pursuant to the Tender Offer (as defined below). As a result of the April 2015 issuance, we capitalized deferred financing costs of $209 in fiscal 2016 and $2,536 in fiscal 2015, respectively.

        The 5.875% Senior Notes are guaranteed, on a joint and several basis, by substantially all of our significant subsidiaries and certain other subsidiaries as described in Note 16. All of the guarantor subsidiaries are wholly owned by us. The 5.875% Senior Notes are general unsecured obligations and rank junior to all of our senior secured indebtedness and senior to our senior subordinated indebtedness. The 5.875% Senior Notes are redeemable, in whole or in part, at our option as of March 15, 2016, with call premiums as defined in the indenture governing the 5.875% Senior Notes.

        7.75% Senior Notes—In March 2011, we issued $300,000 of 7.75% Senior Notes due 2019 at a price of 99.264% ("7.75% Senior Notes"). On April 7, 2015, we launched a cash tender offer for any and all of our outstanding 7.75% Senior Notes (the "Tender Offer"). The Tender Offer expired on April 13, 2015. We accepted for purchase $237,832 of the outstanding 7.75% Senior Notes validly tendered pursuant to the Tender Offer and we funded the payments utilizing the net proceeds from the 5.875% Senior Notes April 2015 issuance, additional borrowings under our Credit Facility and cash on hand. The aggregate amount paid of approximately $250,000, included tender offer consideration of $1.043 per $1.000 principal amount tendered, as well as accrued and unpaid interest on the 7.75% Senior Notes. As a result of the completed Tender Offer, we incurred expenses related to the write-off of deferred financing costs and the discount, tender fees and other related costs of $13,757, recorded as a loss on early extinguishment of debt in the fiscal 2015 consolidated statement of operations.

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

redemption, we recorded a loss of $2,966 on early extinguishment of debt in the fiscal 2016 consolidated statement of operations.

        8.875% Senior Subordinated Notes—On August 7, 2012, we completed the issuance and sale of $350,000 of 8.875% Senior Subordinated Notes due 2020 ("8.875% Senior Subordinated Notes"). We received net proceeds of $343,000 for this issuance after deducting underwriting fees. As a result of the issuance, we capitalized deferred financing costs of $8,137.

        The 8.875% Senior Subordinated Notes are guaranteed, on a joint and several basis, by substantially all of our significant subsidiaries and certain other subsidiaries as described in Note 16. All of the guarantor subsidiaries are wholly owned by us. The 8.875% Senior Subordinated Notes are general unsecured obligations and rank junior to all of our senior indebtedness. The 8.875% Senior Subordinated Notes are redeemable, in whole or in part, at our option at any time as of June 15, 2016, with call premiums as defined in the indenture governing the 8.875% Senior Subordinated Notes.

        The indentures governing the 5.875% Senior Notes and the 8.875% Senior Subordinated Notes limit, among other things, our ability and our restricted subsidiaries' ability to borrow money, make restricted payments, use assets as security in other transactions, enter into transactions with affiliates, pay dividends, or repurchase stock. The indentures also limit our ability to issue and sell capital stock of subsidiaries, sell assets in excess of specified amounts or merge with or into other companies.

        Future Principal Payments of Long-term Debt—The aggregate principal payments due on long-term debt as of April 24, 2016 over the next five years and thereafter, are as follows:

Fiscal Years Ending:
2017	$80
2018	67,587
2019	94
2020	102
2021	850,111
Thereafter	2,178

920,152
Debt premium	2,541

$922,693

8. Other Long-Term Obligations

        Nemacolin Woodlands Resort—We entered into agreements with Nemacolin Woodland Resort ("Resort") in Pennsylvania to construct and manage a casino, which we opened in July 2013. Under terms of the agreements, the Resort provided land, land improvements and a building for the casino property. The Company was deemed, for accounting purposes only, to be the owner of these assets provided by the Resort during the construction and casino operating periods due to our continuing involvement. Therefore, we are accounting for the transaction using the direct financing method. As of April 24, 2016, in accordance with ASC 840, we have recorded property and equipment, net of

ISLE OF CAPRI CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(amounts in thousands, except share and per share amounts)

8. Other Long-Term Obligations (Continued)

accumulated depreciation, of $5,626, and a liability of $6,100 in other long-term obligations related to the agreement.

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

        On May 4, 2015, we made a payment of approximately $9,400 related to the notes issued by the City per the terms of our agreement with borrowings from our Credit Facility. With this prepayment, we have fulfilled our financial obligation related to the Convention Center and have no future payments under this long-term obligation. The remaining balance of the long-term obligation will remain on our consolidated balance sheet until completion of the lease agreement, at which time the related fixed assets, net of accumulated depreciation, and the net remaining obligation over the net carrying value of the associated fixed assets will be recognized as a gain on sale of the facility. As of April 24, 2016, we have recorded in other long-term obligations $7,812 related to our liability under ASC 840 related to the convention center.

9. Income Taxes

        Income tax (provision) benefit from continuing operations consists of the following:

	Fiscal Year Ended
	April 24, 2016	April 26, 2015	April 27, 2014
Current:
Federal	$—	$—	$—
State	(128)	(167)	7,352

	(128)	(167)	7,352
Deferred:
Federal	(2,623)	(3,219)	10,116
State	(1,427)	2,275	1,026

	(4,050)	(944)	11,142

Income tax (provision) benefit	$(4,178)	$(1,111)	$18,494

ISLE OF CAPRI CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(amounts in thousands, except share and per share amounts)

9. Income Taxes (Continued)

        A reconciliation of income taxes from continuing operations at the statutory corporate federal tax rate of 35% to the income tax (provision) benefit reported in the accompanying consolidated statements of operations is as follows:

	Fiscal Year Ended
	April 24, 2016	April 26, 2015	April 27, 2014
Statutory tax (provision) benefit	$(18,364)	$(2,940)	$47,354
Effects of :
State taxes, net of federal effect	930	3,542	10,337
Reduction of unrecognized tax benefits	—	—	5,010
Other
Lobbying & Referendum costs	(671)	(2,018)	(607)
Employment tax credits	767	932	1,027
Fines & Penalties	(35)	(17)	(25)
Meals & Entertainment	(55)	(46)	(60)
Various permanent differences	(421)	(14)	(15)
Interest	—	—	(446)
Goodwill impairment	—	—	(42,083)
Valuation allowance	12,615	(109)	(1,031)
Expiration of stock awards	—	(611)	—
Other	1,056	170	(967)

Income tax (provision) benefit	$(4,178)	$(1,111)	$18,494

ISLE OF CAPRI CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(amounts in thousands, except share and per share amounts)

9. Income Taxes (Continued)

        Significant components of our domestic net deferred income tax asset (liability) are as follows:

	Fiscal Year Ended
	April 24, 2016	April 26, 2015
Deferred tax liabilities:
Property and equipment	$(40,709)	$(37,421)
Goodwill and intangibles	(22,727)	(21,527)
Gain on early extinguishment of debt	(9,751)	(14,613)
Other	(382)	(347)

Total deferred tax liabilities	(73,569)	(73,908)

Deferred tax assets:
Net operating losses	40,061	62,672
Employment tax credits	21,973	22,378
Accrued expenses	13,564	8,383
Alternative minimum tax credit	4,103	2,481
Other	14,355	14,503

Total deferred tax assets	94,056	110,417
Valuation allowance on deferred tax assets	(57,245)	(69,217)

Net deferred tax asset	36,811	41,200

Net deferred tax liability	$(36,758)	$(32,708)

        Deferred income tax assets represent amounts available to reduce income taxes payable on taxable income in future years. Such assets arise from net operating loss and tax credit carryforwards, as well as from temporary basis differences in assets and liabilities between financial reporting and tax.

        At April 24, 2016, we have federal net operating loss carryforwards of $45,432 for income tax purposes, with expiration dates from fiscal 2031 to 2036. Approximately $10,967 of these net operating losses are attributable to our Colorado subsidiaries and can only be used to offset income earned by these entities. The remaining federal net operating losses are subject to limitations under the internal revenue code and underlying treasury regulations, which may limit the amount ultimately utilized. We also have various state income tax net operating loss carryforwards totaling $390,804 with expiration dates from fiscal 2018 to 2036. This includes both consolidated and separate company net operating loss carryforwards. Our federal and state net operating loss carryforwards include adjustments of $15,740 and $16,733, respectively, for excess tax benefits from stock compensation deductions that have not yet been recognized for financial statement purposes. Equity will be increased if and when these deferred tax assets are realized. We also have federal general business and alternative minimum tax credit carryforwards of $26,075 for income tax purposes, with expiration dates from fiscal 2022 to 2036. For the current period, all deferred income taxes, including those related to NOL carryforwards, have been classified as noncurrent in the consolidated balance sheet in accordance with FASB Update No. 2015-17. We have applied this amendment on a prospective basis and prior period amounts have not been retrospectively adjusted.

ISLE OF CAPRI CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(amounts in thousands, except share and per share amounts)

9. Income Taxes (Continued)

        We periodically evaluate the realizability of our deferred tax assets and perform an analysis in light of all available evidence, both positive and negative, consistent with the provisions of ASC 740. As of April 24, 2016, we remain in a three-year cumulative loss, which is a significant piece of negative evidence. While it is primarily the result of intangible and fixed asset impairments, and not an indication of continuing operations, we are required to give objective historical evidence significantly more weight than subjective evidence, such as forecasts of future income. Based on this evidence, we concluded that a valuation allowance should continue to be booked against our federal and most of our state deferred tax assets as of April 24, 2016.

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

        A reconciliation of the beginning and ending amounts of valuation allowance is as follows:

	Federal	State	Total
Balance, April 27, 2014	$40,885	$26,177	$67,062
(Benefit) Provision	(1,377)	5,833	4,456
Release of Valuation Allowance	—	(2,301)	(2,301)

Balance, April 26, 2015	$39,508	$29,709	$69,217
(Benefit) Provision	(13,956)	1,984	(11,972)

Balance, April 24, 2016	$25,552	$31,693	$57,245

        We allocated the income tax provision and valuation allowance between continuing operations and discontinued operations consistent with the provisions of ASC 740.

        During fiscal 2016, a decrease to the valuation allowance of $11,972 was recorded as an income tax benefit due to current year earnings. The ending valuation allowance balance does not preclude us from utilizing the deferred tax assets in the future, nor does it reflect a change in our long-term outlook. If or when recognized, the tax benefits relating to any reversal of the valuation allowance on deferred tax assets as of April 24, 2016 will be accounted for as a reduction of income tax expense.

        We account for unrecognized tax benefits in accordance with ASC 740. A reconciliation of the beginning and ending amounts of unrecognized tax benefits as follows:

	April 24, 2016	April 26, 2015	April 27, 2014
Beginning balance	$—	$—	$4,072
Impact of favorable court ruling	—	—	(4,072)

Ending balance	$—	$—	$—

        On February 13, 2014, the Supreme Court of Mississippi ruled in our favor with regard to positions taken on Mississippi income tax returns for fiscal years ending April 2002 through April 2008.

ISLE OF CAPRI CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(amounts in thousands, except share and per share amounts)

9. Income Taxes (Continued)

As a result, we recognized a benefit of $4,072 related to principle and $4,025 related to interest. As of April 24, 2016, we do not have any uncertain tax positions.

        We recorded interest expense of $0, $0 and $390 in fiscal 2016, 2015 and 2014, respectively, prior to the favorable ruling. We accrued no penalties during fiscal 2016, 2015 or 2014.

        As of April 24, 2016, we were subject to U.S. federal income tax examination for fiscal years 2009 to 2015. We are also subject to state and local income tax examinations for various tax years in jurisdictions where we operate.

10. Earnings Per Share

        The following table sets forth the computation of basic and diluted earnings (loss) per share (in thousands, except share and per share amounts):

	Fiscal Year Ended
	April 24, 2016	April 26, 2015	April 27, 2014
Numerator:
Income (loss) applicable to common shares:
Income (loss) from continuing operations attributable to common stockholders	$48,289	$7,290	$(116,803)
Loss from discontinued operations	(2,085)	(2,113)	(10,883)

Net income (loss) attributable to the common stockholders	$46,204	$5,177	$(127,686)

Denominator:
Denominator for basic income (loss) per share—weighted average shares	40,690,929	39,955,735	39,731,766
Effect of dilutive securities
Employee stock options	109,244	84,938	—
Restricted stock units	523,300	279,594	—

Denominator for diluted income (loss) per share—adjusted weighted average shares and assumed conversions	41,323,473	40,320,267	39,731,766

Basic income (loss) per share attributable to common stockholders
Income (loss) from continuing operations	$1.19	$0.18	$(2.94)
Loss from discontinued operations	(0.05)	(0.05)	(0.27)

Net loss attributable to common stockholders	$1.14	$0.13	$(3.21)

Diluted income (loss) per share attributable to common stockholders
Income (loss) from continuing operations	$1.17	$0.18	$(2.94)
Loss from discontinued operations	(0.05)	(0.05)	(0.27)

Net income (loss) attributable to common stockholders	$1.12	$0.13	$(3.21)

ISLE OF CAPRI CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(amounts in thousands, except share and per share amounts)

10. Earnings Per Share (Continued)

        Our basic earnings (loss) per share are computed by dividing net income (loss) by the weighted average number of shares outstanding for the period. Stock options representing 444,365 shares, which were anti-dilutive, were excluded from the calculation of common shares for diluted earnings per share for fiscal 2016.

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

11. Stock Based Compensation

        Under our amended and restated Long Term Incentive Plan, we have issued restricted stock units, performance-based restricted stock units, restricted stock and stock options.

        Restricted Stock Units—During fiscal 2016, we granted 104,982 restricted stock units ("RSUs") to employees with a fair market value of $14.89 per unit on the date of grant. The RSUs will vest and be converted to stock ratably over three years commencing on the one-year anniversary of the grant date. The aggregate compensation cost related to these RSUs was $1,563 to be recognized over the vesting periods. Our aggregate estimate of forfeitures for these RSUs is 25%. Per the terms of the agreement, the awards are issued net of shares necessary to pay minimum withholding taxes. Subsequent to year-end, 21,022 shares were issued for the first tranche vesting on April 27, 2016.

        A summary of restricted stock unit activity for fiscal 2016 is presented below:

	Restricted Stock Units	Weighted Average Grant-Date Fair Value
Outstanding at April 26, 2015	—	$—
Granted	104,982	14.89
Vested	—	—
Forfeited and expired	—	—

Outstanding at April 24, 2016	104,982	$14.89

As of April 24, 2016:
Weighted average remaining contractual term	1.5 years
Aggregate intrinsic value:
Outstanding	$1,572
Nonvested:
Unrecognized compensation cost	$381
Weighted average remaining vesting period	1.5 years

ISLE OF CAPRI CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(amounts in thousands, except share and per share amounts)

11. Stock Based Compensation (Continued)

        During fiscal 2013, we granted RSUs containing market performance conditions which determined the ultimate amount of RSUs to be awarded. The market condition period ended on April 26, 2015 and a gross award of 1,532,417 shares was achieved. Per the terms of the agreement, the awards are issued net of shares necessary to pay minimum withholding taxes with 50% of the RSUs vesting on April 26, 2015 and the remaining 50% vesting on April 26, 2016. On April 26, 2015, 459,473 net shares were issued for the first vested tranche. Subsequent to year-end, 467,073 net shares were issued for the second vested tranche on April 26, 2016. The fair value of these RSUs was initially determined utilizing a lattice pricing model which considers a range of assumptions including volatility and risk-free interest rates. The aggregate compensation cost related to these RSUs was $4,637 recognized over the vesting periods.

        Performance-based Restricted Stock Units—During fiscal 2016, we granted performance-based restricted stock units ("PRSUs"), with a company performance condition which will determine the number of shares which will ultimately vest, if any, up to 251,964 shares with a fair market value of $14.89 per unit on the date of grant. Any shares earned will vest at the end of three years from the date of grant. Probability of meeting the performance condition is assessed on a regular basis and compensation cost is adjusted accordingly. As of April 24, 2016, our estimated unrecognized compensation cost remaining on the PRSUs was $1,338 with an estimated aggregate forfeiture of 37%.

        Restricted Stock—We have issued shares of restricted common stock to employees and directors under our Long Term Incentive Plan. Restricted stock awarded to employees primarily vests one-third on each of the first three anniversaries of the grant date and for directors' vests one-half on the grant date and one-half on the first anniversary of the grant date. Our aggregate estimate of forfeitures for restricted stock for employees is 9%.

        A summary of restricted stock activity for fiscal 2016 is presented below:

	Restricted Stock	Weighted Average Grant-Date Fair Value
Outstanding at April 26, 2015	325,074	$7.28
Granted	141,353	19.80
Vested	(238,669)	7.88
Forfeited and expired	(7,433)	12.72

Outstanding at April 24, 2016	220,325	$14.33

As of April 24, 2016:
Weighted average remaining contractual term	0.8 years
Aggregate intrinsic value:
Outstanding	$3,299
Nonvested:
Unrecognized compensation cost	$1,093
Weighted average remaining vesting period	0.8 years

ISLE OF CAPRI CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(amounts in thousands, except share and per share amounts)

11. Stock Based Compensation (Continued)

        Stock Options—We have issued incentive stock options and nonqualified stock options which have a maximum term of 10 years and are, generally, exercisable in yearly installments of 20% commencing one year after the date of grant. During fiscal 2016, we issued 378,905 stock options which have a maximum term of seven years and are exercisable in yearly installments of 20% commencing one year after the grant date. The options have a per share grant date fair value of $5.764 utilizing the Black-Scholes-Merton option pricing model. Our aggregate estimate of forfeitures for stock options is 30%. There were no stock options granted in fiscal 2015 or 2014.

        A summary of stock option activity for fiscal 2016 is presented below:

	Options	Weighted Average Exercise Price
Outstanding at April 26, 2015	405,060	$11.18
Granted	378,905	14.86
Exercised	(134,000)	6.48
Forfeited and expired	(39,600)	21.35

Outstanding at April 24, 2016	610,365	$13.84

As of April 24, 2016:
Outstanding exercisable options	610,365	$13.84
Weighted average remaining contractual term	4.7 years
Aggregate intrinsic value:
Outstanding exercisable	$1,056
Outstanding	$1,100
Nonvested:
Unrecognized compensation cost	$743

        Subsequent Event—Subsequent to our fiscal year ended April 24, 2016, we granted restricted stock units and stock options to certain employees under the Long-Term Incentive Plan. We issued 145,516 restricted stock units with a weighted average fair market value of $15.16 per unit on the date of grant. The restricted stock units will vest and be converted to stock ratably over three years commencing on the one year anniversary of the grant date. We also issued 310,735 stock options which have a maximum term of seven years and are exercisable in yearly installments of 20% commencing one year after the grant date. The options have a per share grant date fair value of $5.968 utilizing the Black-Scholes-Merton option pricing model. In addition, we granted performance-based restricted stock units ("PRSUs"), with a company performance condition which will determine the number of shares which will ultimately vest, if any, up to 216,699 shares. Any shares earned will vest at the end of three years from the date of grant. Probability of meeting the performance condition will be assessed on a regular basis and compensation cost will be adjusted accordingly.

        Stock Compensation Expense—Total stock compensation expense from continuing operations in the accompanying consolidated statements of operations was $5,069, $3,396 and $4,383 for the fiscal years 2016, 2015, and 2014, respectively. We recognize compensation expense for our stock-based awards on a straight-line basis over the requisite service period for each separately vesting portion of the award.

ISLE OF CAPRI CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(amounts in thousands, except share and per share amounts)

11. Stock Based Compensation (Continued)

        Share Based Plans—Information relating to our share based plans is as follows:

	April 24, 2016	April 26, 2015	April 27, 2014
Restricted Stock Units:
Fair value of restricted stock units vested during the year	$—	$11,451	$—
Restricted Stock:
Fair value of restricted stock vested during the year	1,881	3,238	3,660
Stock Options:
Intrinsic value of stock options exercised	1,436	57	—
Proceeds from stock option exercises	869	74	—

        We have 2,949,054, shares available for future issuance under our equity compensation plan as of April 24, 2016. After consideration of activity subsequent to year-end, we have 2,522,355 shares available for future issuance in the plan. During fiscal 2016, we added 2,000,000 shares to the plan. Upon issuance of restricted shares, vesting of RSUs or exercise of stock options, shares may be issued from available treasury or common shares.

        Tax effect of Stock Based Compensation—Upon the exercise of stock options, vested restricted stock and vested RSUs, the tax benefit (provision) related to stock compensation, subject to certain limitations, is recognized as an addition to or deduction from additional paid-in capital. During fiscal year 2016, there was no impact to additional paid-in capital related to the vesting of restricted stock and exercise of stock options. At April 24, 2016, we have $6,422 of unrecognized tax benefits associated with stock exercises and restricted stock vesting due to our net operating loss position.

        Stock Repurchase—Our Board of Directors has approved a stock repurchase program, as amended, allowing up to 6,000,000 shares of our common stock to be repurchased. As of April 24, 2016, we have repurchased 4,895,792 shares of common stock, and retired 553,800 shares of common stock under this stock repurchase program. No shares were repurchased in fiscal years 2016, 2015 or 2014.

12. Supplemental Disclosure of Cash Flow Information

        For the fiscal years 2016, 2015 and 2014, we made cash payments for interest, net of capitalized interest, of $65,061, $81,023 and $85,472, respectively. We made income tax payments, net of refunds, of $134 in fiscal 2016 and received income tax refunds, net of payments, of $29 and $4,354 in fiscal 2015 and 2014, respectively.

        For fiscal 2016 and 2015, the change in accrued purchases of property and equipment in accounts payable increased by $7,923 and $1,959, respectively, and decreased by $7,149 in fiscal 2014.

        For fiscal 2016 and 2015, we capitalized interest of $600 and $23, primarily related to the land-based and hotel renovations at our Bettendorf property. For fiscal 2014, we capitalized interest of $185 primarily related to construction of our casino at the Nemacolin Woodland Resort in Pennsylvania.

ISLE OF CAPRI CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(amounts in thousands, except share and per share amounts)

13. Employee Benefit Plans

        401(k) Plan—We have a 401(k) plan covering substantially all of our employees who have completed 90 days of service. Expense for our contributions from continuing operations related to the 401(k) plan was $1,731, $1,454 and $1,412 in fiscal years 2016, 2015, and 2014, respectively. Our contribution is based on a percentage of employee contributions and may include an additional discretionary amount.

        2005 Deferred Compensation Plan—Our 2005 Deferred Compensation Plan (the "Plan"), as amended and restated, is an unfunded deferred compensation arrangement for the benefit of key management officers and employees of the Company and its subsidiaries. The terms of the Plan include the ability of the participants to defer, on a pre-tax basis, salary, and bonus payments in excess of the amount permitted under IRS Code Section 401(k). The terms also allow for a discretionary annual matching contribution by the Company. The Plan allows for the aggregation and investment of deferred amounts in notional investment alternatives, including units representing shares of our common stock. The liability related to the Plan as of April 24, 2016 and April 26, 2015 was $3,564 and $3,953, respectively, and is included in long-term other accrued liabilities in the consolidated balance sheets. For fiscal 2016 and fiscal 2015, there were no discretionary matching contributions by the Company. For fiscal 2014, expense from continuing operations for the Company's discretionary matching contribution related to the Plan was $79.

14. Interest Rate Derivatives

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

        The loss recorded in accumulated other comprehensive income (loss) of our interest rate swap contracts is recorded net of deferred income tax benefits of $149 as of April 27, 2014.

        Derivative income related to the change in fair value of interest rate swap contracts was $794 in fiscal 2014.

        Derivative expense realized associated with the amortization of cumulative loss recorded in other comprehensive income (loss) for the interest rate swaps through the date of ineffectiveness is as follows:

Fiscal Year Ended
April 27, 2014
Accumulated OCI amortization	$247
Change in deferred taxes	149
Derivative expense	(396)

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

          Level 2: Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly, including quoted prices for similar assets in active markets, quoted prices from identical or similar assets in inactive markets and observable inputs such as interest rate and yield curves.

          Level 3: Inputs that are not observable in the market and that include management's judgments about assumptions market participants would use.

        Items Measured at Fair Value on a Recurring Basis—The following table sets forth the assets measured at fair value on a recurring basis, by input level, in the consolidated balance sheets at April 24, 2016 and April 26, 2015:

	April 24, 2016
	Level 1	Level 2	Total
Assets:
Marketable securities	$8,950	$10,388	$19,338
Restricted cash and investments	6,362	3,457	9,819

	April 26, 2015
	Level 1	Level 2	Total
Assets:
Marketable securities	$6,809	$12,708	$19,517
Restricted cash and investments	5,553	3,640	9,193

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

ISLE OF CAPRI CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(amounts in thousands, except share and per share amounts)

15. Fair Value (Continued)

        Other Financial Instruments—The estimated carrying amounts and fair values of our other financial instruments are as follows:

	April 24, 2016		April 26, 2015
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial liabilities:
Revolving line of credit	$67,500	$66,150	$75,000	$73,875
5.875% Senior notes	502,541	520,000	502,987	515,055
7.75% Senior notes	—	—	62,012	64,593
8.875% Senior subordinated notes	350,000	367,206	350,000	383,915
Other long-term debt	2,652	2,652	2,883	2,883
Other long-term obligations	13,912	13,912	22,211	22,211

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

ISLE OF CAPRI CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(amounts in thousands, except share and per share amounts)

16. Consolidating Condensed Financial Information (Continued)

        Consolidating condensed balance sheets as of April 24, 2016 and April 26, 2015 are as follows:

	As of April 24, 2016
	Isle of Capri Casinos, Inc. (Parent Obligor)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating and Eliminating Entries	Isle of Capri Casinos, Inc. Consolidated
Balance Sheet
Current assets	$10,575	$76,646	$25,804	$(130)	$112,895
Intercompany receivables	424,693	—	—	(424,693)	—
Investments in subsidiaries	586,569	3,358	—	(589,927)	—
Property and equipment, net	3,650	871,353	24,164	—	899,167
Other assets	15,130	169,487	26,974	(18,504)	193,087

Total assets	$1,040,617	$1,120,844	$76,942	$(1,033,254)	$1,205,149

Current liabilities	$35,862	$77,128	$24,687	$(130)	$137,547
Intercompany payables	—	371,104	53,589	(424,693)	—
Long-term debt, less current maturities	922,613	—	—	—	922,613
Other accrued liabilities	6,524	74,267	7,084	(18,504)	69,371
Stockholders' equity	75,618	598,345	(8,418)	(589,927)	75,618

Total liabilities and stockholders' equity	$1,040,617	$1,120,844	$76,942	$(1,033,254)	$1,205,149

	As of April 26, 2015
	Isle of Capri Casinos, Inc. (Parent Obligor)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating and Eliminating Entries	Isle of Capri Casinos, Inc. Consolidated
Balance Sheet
Current assets	$14,582	$79,118	$26,157	$(185)	$119,672
Intercompany receivables	433,527	—	—	(433,527)	—
Investments in subsidiaries	573,258	3,358	—	(576,616)	—
Property and equipment, net	4,844	869,486	27,896	—	902,226
Other assets	32,217	160,727	22,123	(9,203)	205,864

Total assets	$1,058,428	$1,112,689	$76,176	$(1,019,531)	$1,227,762

Current liabilities	$36,304	$71,723	$25,769	$(185)	$133,611
Intercompany payables	—	425,267	8,260	(433,527)	—
Long-term debt, less current maturities	992,650	—	62	—	992,712
Other accrued liabilities	6,012	73,982	7,186	(9,203)	77,977
Stockholders' equity	23,462	541,717	34,899	(576,616)	23,462

Total liabilities and stockholders' equity	$1,058,428	$1,112,689	$76,176	$(1,019,531)	$1,227,762

ISLE OF CAPRI CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(amounts in thousands, except share and per share amounts)

16. Consolidating Condensed Financial Information (Continued)

        Consolidating condensed statements of operations for the fiscal years ended April 24, 2016, April 26, 2015 and April 27, 2014 are as follows:

	For the Fiscal Year Ended April 24, 2016
	Isle of Capri Casinos, Inc. (Parent Obligor)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating and Eliminating Entries	Isle of Capri Casinos, Inc. Consolidated
Statement of Operations
Revenues:
Casino	$—	$986,968	$41,079	$—	$1,028,047
Rooms, food, beverage, pari-mutuel and other	77	157,665	12,039	(7,888)	161,893
Management fee revenue	35,280	—	—	(35,280)	—

Gross revenues	35,357	1,144,633	53,118	(43,168)	1,189,940
Less promotional allowances	—	(202,437)	(8,911)	—	(211,348)

Net revenues	35,357	942,196	44,207	(43,168)	978,592
Operating expenses:
Casino	—	145,763	6,950	—	152,713
Gaming taxes	—	245,405	16,511	—	261,916
Rooms, food, beverage, pari-mutuel and other	30,811	316,192	19,596	(7,888)	358,711
Management fee expense	—	34,080	1,200	(35,280)	—
Depreciation and amortization	1,742	76,073	4,290	—	82,105

Total operating expenses	32,553	817,513	48,547	(43,168)	855,445

Operating income (loss)	2,804	124,683	(4,340)	—	123,147
Interest expense, net	(30,499)	(35,281)	(1,934)	—	(67,714)
Loss on early extinguishment of debt	(2,966)	—	—	—	(2,966)
Equity in income (loss) of subsidiaries	55,433	—	—	(55,433)	—

Income (loss) from continuing operations before income taxes	24,772	89,402	(6,274)	(55,433)	52,467
Income tax (provision) benefit	23,517	(31,028)	3,333	—	(4,178)

Income (loss) from continuining operations	48,289	58,374	(2,941)	(55,433)	48,289
Income (loss) of discontinued operations	(2,085)	(2,151)	—	2,151	(2,085)

Net income (loss)	$46,204	$56,223	$(2,941)	$(53,282)	$46,204

ISLE OF CAPRI CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(amounts in thousands, except share and per share amounts)

16. Consolidating Condensed Financial Information (Continued)

	For the Fiscal Year Ended April 26, 2015
	Isle of Capri Casinos, Inc. (Parent Obligor)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating and Eliminating Entries	Isle of Capri Casinos, Inc. Consolidated
Statement of Operations
Revenues:
Casino	$—	$990,785	$41,456	$—	$1,032,241
Rooms, food, beverage, pari-mutuel and other	91	163,494	12,942	(8,885)	167,642
Management fee revenue	34,869	—	—	(34,869)	—

Gross revenues	34,960	1,154,279	54,398	(43,754)	1,199,883
Less promotional allowances	—	(212,101)	(10,737)	—	(222,838)

Net revenues	34,960	942,178	43,661	(43,754)	977,045
Operating expenses:
Casino	—	149,778	6,769	—	156,547
Gaming taxes	—	247,395	15,967	—	263,362
Rooms, food, beverage, pari-mutuel and other	33,520	321,692	18,091	(8,885)	364,418
Valuation charges	—	—	9,000	—	9,000
Management fee expense	—	33,669	1,200	(34,869)	—
Depreciation and amortization	1,990	70,344	5,464	—	77,798

Total operating expenses	35,510	822,878	56,491	(43,754)	871,125

Operating income (loss)	(550)	119,300	(12,830)	—	105,920
Interest expense, net	(43,775)	(37,865)	(2,122)	—	(83,762)
Loss on early extinguishment of debt	(13,757)	—	—	—	(13,757)
Equity in income (loss) of subsidiaries	43,319	—	—	(43,319)	—

Income (loss) from continuing operations before income taxes	(14,763)	81,435	(14,952)	(43,319)	8,401
Income tax (provision) benefit	22,053	(29,417)	6,253	—	(1,111)

Income (loss) from continuining operations	7,290	52,018	(8,699)	(43,319)	7,290
Income (loss) of discontinued operations	(2,113)	(2,504)	—	2,504	(2,113)

Net income (loss)	$5,177	$49,514	$(8,699)	$(40,815)	$5,177

ISLE OF CAPRI CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(amounts in thousands, except share and per share amounts)

16. Consolidating Condensed Financial Information (Continued)

	For the Fiscal Year Ended April 27, 2014
	Isle of Capri Casinos, Inc. (Parent Obligor)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating and Eliminating Entries	Isle of Capri Casinos, Inc. Consolidated
Statement of Operations
Revenues:
Casino	$—	$954,395	$26,704	$—	$981,099
Rooms, food, beverage, pari-mutuel and other	688	159,923	12,237	(9,185)	163,663
Management fee revenue	32,911	—	—	(32,911)	—

Gross revenues	33,599	1,114,318	38,941	(42,096)	1,144,762
Less promotional allowances	—	(204,197)	(6,156)	—	(210,353)

Net revenues	33,599	910,121	32,785	(42,096)	934,409
Operating expenses:
Casino	—	147,166	5,748	—	152,914
Gaming taxes	—	238,970	10,668	—	249,638
Rooms, food, beverage, pari-mutuel and other	31,737	320,904	21,263	(9,185)	364,719
Valuation charges	—	125,238	26,353	—	151,591
Litigation accrual reversals	(1,979)	—	(7,351)	—	(9,330)
Management fee expense	—	32,103	808	(32,911)	—
Depreciation and amortization	1,709	72,427	5,443	—	79,579

Total operating expenses	31,467	936,808	62,932	(42,096)	989,111

Operating income (loss)	2,132	(26,687)	(30,147)	—	(54,702)
Interest expense, net	(45,829)	(38,780)	3,616	—	(80,993)
Derivative income	398	—	—	—	398
Equity in income (loss) of subsidiaries	(105,831)	—	—	105,831	—

Income (loss) from continuing operations before income taxes	(149,130)	(65,467)	(26,531)	105,831	(135,297)
Income tax (provision) benefit	32,327	(22,018)	8,185	—	18,494

Income (loss) from continuining operations	(116,803)	(87,485)	(18,346)	105,831	(116,803)
Income (loss) of discontinued operations	(10,883)	(13,259)	916	12,343	(10,883)

Net income (loss)	$(127,686)	$(100,744)	$(17,430)	$118,174	$(127,686)

ISLE OF CAPRI CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(amounts in thousands, except share and per share amounts)

16. Consolidating Condensed Financial Information (Continued)

        Consolidating condensed statements of cash flows for the fiscal years ended April 24, 2016, April 26, 2015 and April 27, 2014, are as follows:

	For the Fiscal Year Ended April 24, 2016
Statement of Cash Flows	Isle of Capri Casinos, Inc. (Parent Obligor)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating and Eliminating Entries	Isle of Capri Casinos, Inc. Consolidated
Net cash provided by (used in) operating activities	$22,702	$116,648	$(3,438)	$—	$135,912
Investing Activities:
Purchase of property and equipment	(376)	(69,247)	(639)	—	(70,262)
Proceeds from sales of assets	—	11,496	—	—	11,496
Restricted cash and investments	—	—	(425)	—	(425)
Parent company investment in subsidiaries	49,242	—	—	(49,242)	—

Net cash provided by (used in) investing activities	48,866	(57,751)	(1,064)	(49,242)	(59,191)
Financing Activities:
Net repayments on line of credit	(7,500)	—	—	—	(7,500)
Principal repayments on long-term debt	(62,241)	—	(158)	—	(62,399)
Premium payments on long-term debt	(2,409)	—	—	—	(2,409)
Payment of deferred financing costs	(209)	—	—	—	(209)
Proceeds from exercise of stock options	869	—	—	—	869
Net proceeds from (payments to) related parties	—	(54,164)	4,922	49,242	—
Payment of other long-term obligation	—	(9,384)	—	—	(9,384)

Net cash provided by (used in) financing activities	(71,490)	(63,548)	4,764	49,242	(81,032)
Net decrease in cash and cash equivalents	78	(4,651)	262	—	(4,311)
Cash and cash equivalents at beginning of period	5,077	53,033	8,327	—	66,437

Cash and cash equivalents at end of the period	$5,155	$48,382	$8,589	$—	$62,126

ISLE OF CAPRI CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(amounts in thousands, except share and per share amounts)

16. Consolidating Condensed Financial Information (Continued)

	For the Fiscal Year Ended April 26, 2015
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

17. Selected Quarterly Financial Information (unaudited)

        Our selected quarterly financial information includes new casino operations in Nemacolin opening July 1, 2013 and includes reclassifications for amounts shown in our previously filed reports on

ISLE OF CAPRI CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(amounts in thousands, except share and per share amounts)

17. Selected Quarterly Financial Information (unaudited) (Continued)

Forms 10-Q to reflect the discontinued operations presentation for our Natchez, Mississippi property which was classified as discontinued operations during the quarter ended July 26, 2015.

	Fiscal Quarters Ended
	July 26, 2015	October 25, 2015	January 24, 2016	April 24, 2016
Net revenues	$246,924	$236,261	$230,540	$264,867
Operating income	29,647	25,627	24,679	43,194
Income from continuing operations	8,468	7,811	7,015	24,995
Loss from discontinued operations, net of income taxes	(5,324)	3,639	(400)	—
Net income	3,144	11,450	6,615	24,995
Earnings (loss) per common share basic:
Income from continuing operations	$0.21	$0.19	$0.17	$0.61
Income (loss) from discontinued operations, net of income taxes	(0.13)	0.09	(0.01)	—

Net income	$0.08	$0.28	$0.16	$0.61

Earnings (loss) per common share diluted:
Income from continuing operations	$0.21	$0.19	$0.17	$0.60
Income (loss) from discontinued operations, net of income taxes	(0.13)	0.09	(0.01)	—

Net income	$0.08	$0.28	$0.16	$0.60

Weighted average basic shares	40,580,806	40,697,797	40,730,065	40,755,048
Weighted average dilutive shares	41,205,520	41,353,544	41,378,792	41,351,978

ISLE OF CAPRI CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(amounts in thousands, except share and per share amounts)

17. Selected Quarterly Financial Information (unaudited) (Continued)

	Fiscal Quarters Ended
	July 27, 2014	October 26, 2014	January 25, 2015	April 26, 2015
Net revenues	$236,896	$234,458	$236,404	$269,287
Operating income	20,500	21,975	27,545	35,900
Income (loss) from continuing operations	(1,725)	(71)	5,926	3,160
Loss from discontinued operations, net of income taxes	(592)	(950)	(503)	(68)
Net income (loss)	(2,317)	(1,021)	5,423	3,092
Earnings (loss) per common share basic:
Income (loss) from continuing operations	$(0.04)	$—	$0.15	$0.08
Loss from discontinued operations, net of income taxes	(0.02)	(0.03)	(0.01)	—

Net income (loss)	$(0.06)	$(0.03)	$0.14	$0.08

Earnings (loss) per common share diluted:
Income (loss) from continuing operations	$(0.04)	$—	$0.15	$0.08
Income (loss) from discontinued operations, net of income taxes	(0.02)	(0.03)	(0.02)	—

Net income (loss)	$(0.06)	$(0.03)	$0.13	$0.08

Weighted average basic shares	39,827,889	39,932,856	40,028,776	40,033,404
Weighted average dilutive shares	39,827,889	39,932,856	40,336,663	41,020,503

        A summary of certain revenues and expenses from our continuing operations impacting our quarterly financial results is as follows:

  (1)
  During the first quarter of fiscal 2016, we incurred a loss on extinguishment of debt of $2,966 related to the redemption of our 7.75% Senior Notes in May 2016.

  (2)
  During the fourth quarter of fiscal 2016, we incurred $153 of expense related to the preopening of our Bettendorf property and $770 of expense related to an executive's exit agreement.

  (3)
  During the first quarter of fiscal 2015, we incurred $1,013 of expense related to opposing the proposed Colorado gaming expansion referendum and $2,259 of severance expense related to restructuring at the corporate office.

  (4)
  During the second quarter of fiscal 2015, we incurred $3,044 of expense related to opposing the proposed Colorado gaming expansion referendum and recorded a favorable property tax settlement related to our Waterloo property of $1,225.

  (5)
  During the fourth quarter of fiscal 2015, we recorded impairment charges of $9,000 related to our long-lived assets at Nemacolin and $13,757 of loss on early extinguishment of debt.

ISLE OF CAPRI CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(amounts in thousands, except share and per share amounts)

18. Commitments and Contingencies

        Operating Leases—The Company leases real estate and various equipment under operating lease agreements. Future minimum payments over the lease term of non-cancelable operating leases with initial terms of one year or more consisted of the following at April 24, 2016:

Fiscal Years Ending:
2017	10,293
2018	9,887
2019	9,196
2020	6,982
2021	6,663
Therafter	122,621

Total minimum lease payments	$165,642

        Rent expense related to continuing operations was $24,585, $24,731 and $25,895 in fiscal years 2016, 2015 and 2014, respectively. Such amounts include contingent rentals of $2,942, $3,012 and $2,926 in fiscal years 2016, 2015 and 2014, respectively. Contingent rent is based upon casino revenues or other metrics as defined in our lease agreements. Certain of our leases are subject to renewals and may contain escalation clauses.

        Legal and Regulatory Proceedings—In October 2012, we opened our new casino in Cape Girardeau, Missouri. A subcontractor filed a mechanics' lien against our property resulting from a dispute between the subcontractor and our general contractor for the construction project. We demanded that the general contractor cause the lien to be bonded against or satisfied; however, the general contractor refused to do so and asserted that a portion of the subcontractor's claim resulted from additional work directly requested by us. In October 2013, the subcontractor filed suit against our wholly-owned subsidiary IOC-Cape Girardeau, LLC, the general contractor and two other defendants alleging various contract and equitable claims and were seeking damages of approximately $3.8 million. In August 2014, we filed a cross claim against the general contractor alleging breach of contract and various indemnity claims. In January 2016, all parties reached a settlement fully resolving all claims related to this matter and we paid and capitalized additional construction costs of $1.4 million.

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

        Our wholly owned subsidiary, Lady Luck Gaming Corporation, and several joint venture partners were defendants in the Greek Civil Courts and the Greek Administrative Courts in similar lawsuits brought by the country of Greece. The actions alleged that the defendants failed to make specified

ISLE OF CAPRI CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(amounts in thousands, except share and per share amounts)

18. Commitments and Contingencies (Continued)

payments in connection with the gaming license bid process for Patras, Greece. In the Civil Court lawsuit, the Civil Court of First Instance ruled in our favor and dismissed the lawsuit in 2001. The lawsuits continued through the appeals process and in October 2013, the Supreme Administrative Court rejected both lawsuits in a final and irrevocable decision which disposed of this matter completely. As a result, during fiscal 2014, we reversed a litigation accrual of $14,730, of which $7,351 was recorded as a reduction to operating expenses and $7,379 was recorded as a reduction to interest expense.

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

ISLE OF CAPRI CASINOS, INC.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
(In thousands)

	Accounts Receivable Reserve
Period	Balance at Beginning of Year	Charged to Costs and Expenses	Deductions from Reserves	Balance at End of Year
Year Ended April 24, 2016	$1,595	$—	$(206)	$1,389
Year Ended April 26, 2015	2,120	79	(604)	1,595
Year Ended April 27, 2014	2,086	388	(354)	2,120

	Other Receivables Reserve
Period	Balance at Beginning of Year	Charged to Costs and Expenses	Deductions from Reserves	Balance at End of Year
Year Ended April 24, 2016	$1,882	$—	$(1,882)	$—
Year Ended April 26, 2015	1,882	—	—	1,882
Year Ended April 27, 2014	1,882	—	—	1,882

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A.    CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

        Evaluation of Disclosure Controls and Procedures—Based on their evaluation as of April 24, 2016, our Chief Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective to ensure that the information required to be disclosed by us in this Annual Report was recorded, processed, summarized and reported within the time periods specified in the SEC's rules and instructions for Form 10-K.

        Management's Report on Internal Control over Financial Reporting—Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our management, including our Chief Executive Officer and Principal Financial Officer, assessed the effectiveness of our internal control over financial reporting as of April 24, 2016. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013 Framework). Our management has concluded that, as of April 24, 2016, our internal control over financial reporting is effective based on these criteria. Ernst & Young LLP, an independent registered public accounting firm, who audited and reported on the consolidated financial statements included in this Annual Report on Form 10-K, has issued an attestation report on the effectiveness of the Company's internal control over financial reporting as stated in their report which is included in Item 8.

        Changes in Internal Controls over Financial Reporting—There have been no changes in our internal controls over financial reporting during the quarter ended April 24, 2016 that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

        Inherent Limitations on Effectiveness of Controls—Our management, including our Chief Executive Officer and Principal Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected.

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

        Equity Compensation Plans.    The following table provides information about securities authorized for issuance under our 2009 Long-Term Stock Incentive Plan for fiscal 2016.

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders(1)	1,434,384	$13.84	2,949,054
Equity compensation plans not approved by security holders	—	—	—

Total	1,434,384	$13.84	2,949,054

(1)
The securities outstanding above includes 251,964 performance-based restricted stock units with a company performance condition that assumes the maximum award will be achieved. In addition, the securities outstanding above includes 467,073 performance-based restricted stock units with a market condition, net of taxes withheld, of which the amount of the award was known on April 26, 2015, but the second tranche of the award vested subsequent to April 24, 2016. The performance-based restricted stock units outstanding do not have an exercise price; therefore the weighted average per share exercise price only relates to outstanding stock options.

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

ISLE OF CAPRI CASINOS, INC.
Dated: June 21, 2016	/s/ ERIC L. HAUSLER Eric L. Hausler, Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: June 21, 2016	/s/ ERIC L. HAUSLER Eric L. Hausler, Chief Executive Officer (Principal Executive Officer)
Dated: June 21, 2016	/s/ MICHAEL A. HART Michael A. Hart, Sr. Vice President, Accounting and Treasurer (Principal Financial and Accounting Officer)
Dated: June 21, 2016	/s/ ROBERT S. GOLDSTEIN Robert S. Goldstein, Chairman of the Board
Dated: June 21, 2016	/s/ ALAN J. GLAZER Alan J. Glazer, Lead Director
Dated: June 21, 2016	/s/ BONNIE BIUMI Bonnie Biumi, Director
Dated: June 21, 2016	/s/ JEFFREY D. GOLDSTEIN Jeffrey D. Goldstein, Director

Dated: June 21, 2016	/s/ RICHARD A. GOLDSTEIN Richard A. Goldstein, Director
Dated: June 21, 2016	/s/ GREGORY J. KOZICZ Gregory J. Kozicz, Director
Dated: June 21, 2016	/s/ LEE S. WIELANSKY Lee S. Wielansky, Director

INDEX TO EXHIBITS

EXHIBIT NUMBER	DESCRIPTION
2.1	Securities Purchase Agreement, dated August 11, 2015, by and among Isle of Capri Casinos, Inc., IOC- Natchez, Inc, IOC-Natchez Sub, LLC, Casino Holding Investment Partners, LLC and Natchez Casino Opco, LLC. Corporation Plan (Incorporated by reference to Exhibit 2.1 to the Quarterly Report on Form 10-Q filed on September 4, 2015)

2.2	Asset Purchase Agreement, dated December 4, 2013, by and among Isle of Capri Casinos, Inc., IOC Davenport, Inc., Scott County Casino, LLC and Kehl Development Corporation (Incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed on December 4, 2013)

3.1	Amended and Restated Certificate of Incorporation of Isle of Capri Casinos, Inc. (Incorporated by reference to Exhibit 3.1 to the Annual Report on Form 10-K filed on June 16, 2011)

3.2	Bylaws, as amended (Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on June 25, 2010)

4.1	Indenture, dated as of March 7, 2011, among the Company, the guarantors named therein and U.S. Bank National Association, as trustee (Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on March 8, 2011)

4.2	Indenture, dated as of August 7, 2012, among the Company, the guarantors named therein and U.S. Bank National Association, as trustee (Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on August 9, 2012)

4.3	Indenture, dated as of March 5, 2013, among the Company, the guarantors named therein and U.S. Bank National Association, as trustee (Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on March 6, 2013)

4.4	Supplemental Indenture, dated as of April 19, 2013, among the Company, the guarantors named therein and U.S. Bank National Association, as trustee (Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on April 24, 2013)

4.5	Supplemental Indenture, dated as of April 19, 2013, among the Company, the guarantors named therein and U.S. Bank National Association, as trustee (Incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed on April 24, 2013)

4.6	Supplemental Indenture, dated as of April 19, 2013, among the Company, the guarantors named therein and U.S. Bank National Association, as trustee (Incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K filed on April 24, 2013)

4.7	Second Supplemental Indenture, dated as of April 14, 2015, among the Company, the guarantors named therein and U.S. Bank National Association, as trustee (Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on April 14, 2015)

4.8	Registration Rights Agreement, dated April 14, 2015, among the Company, certain subsidiaries of the Company, Wells Fargo Securities, LLC, Credit Suisse Securities (USA) LLC and Deutsche Bank Securities, Inc. (Incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed on April 14, 2015)

EXHIBIT NUMBER		DESCRIPTION
10.1		Agreement, dated January 19, 2011, by and among Isle of Capri Casinos, Inc., and Mr. Jeffrey D. Goldstein, Mr. Robert S. Goldstein, Richard A. Goldstein and GFIL Holdings, LLC (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-k filed on January 19, 2011)

10.2		Amendment Number One to Governance Agreement, dated February 23, 2011, by and among Isle of Capri Casinos, Inc., GFIL Holdings, LLC, Jeffrey D. Goldstein, Robert S. Goldstein and Richard A. Goldstein (Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed on February 28, 2011)

10.3	†	Isle of Capri Casinos, Inc. Second Amended and Restated 2009 Long-Term Stock Incentive Plan (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on October 9, 2015)

10.4	†	Isle of Capri Casinos, Inc. Corporate Level Incentive Compensation Plan (Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed on December 3, 2010)

10.5	†*	Isle of Capri Casinos, Inc.'s Executive Nonqualified Excess Plan

10.6	†*	Isle of Capri Casino, Inc. Executive Nonqualified Excess Plan Adoption Agreement

10.7	†*	Amended and Restated Employment Agreement, dated April 6, 2016, between Eric L. Hausler and Isle of Capri Casinos, Inc.

10.8	†*	Amended and Restated Employment Agreement, dated April 8, 2016, between Arnold L. Block and Isle of Capri Casinos, Inc.

10.9	†*	Amended and Restated Employment Agreement dated as of April 11, 2016, between Michael A. Hart and Isle of Capri Casinos, Inc.

10.10	†	Amended and Restated Employment Agreement, dated January 18, 2011, between Virginia M. McDowell and Isle of Capri Casinos, Inc. (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on January 18, 2011)

10.11	†	Employment Agreement, dated as of July 1, 2008, between Isle of Capri Casinos, Inc. and Edmund L. Quatmann, Jr. (Incorporated by reference to Exhibit 10.18 to the Annual Report on Form 10-K filed on July 11, 2008)

10.12	†	First Amendment to Employment Agreement, dated as of January 9, 2014, between Isle of Capri Casinos, Inc. and Edmund L. Quatmann, Jr. (Incorporated by reference to Exhibit 10.6 to the Annual Report on Form 10-K filed on June 23, 2014)

10.13	†	Isle of Capri Casinos, Inc. Employment Agreement Compliance Addendum—Edmund L. Quatmann, Jr. (Incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q filed on March 6, 2009)

10.14	†	Employment Agreement, dated as of January 7, 2013, between Isle of Capri Casinos, Inc. and John Wilson (Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed on February 20, 2013)

10.15	†	Form Employment Agreement for Senior Vice Presidents of Isle of Capri Casinos, Inc. (Incorporated by reference to Exhibit 10.21 to the Annual Report on Form 10-K filed on July 2, 2013)

10.16	†	Form Stock Option Award Agreement (Incorporated by reference to Exhibit 10.20 to the Annual Report on Form 10-K filed on July 11, 2008)

EXHIBIT NUMBER		DESCRIPTION
10.17	†	Form of Restricted Stock Award Agreement (Incorporated by reference to Exhibit 10.22 to the Annual Report on Form 10-K filed on June 25, 2009)

10.18	†	Form of Performance Based Restricted Stock Unit Agreement (Incorporated by reference to Exhibit 10.24 to the Annual Report on Form 10-K filed on June 14, 2012)

10.19	†	Form of Non-Qualified Stock Option Agreement (Incorporated by reference to Exhibit 10.27 to the Annual Report on Form 10-K filed on June 17, 2015)

10.20	†	Form of Performance Stock Unit Agreement (Incorporated by reference to Exhibit 10.28 to the Annual Report on Form 10-K filed on June 17, 2015)

10.21	†	Form of Restricted Stock Unit Agreement (Incorporated by reference to Exhibit 10.29 to the Annual Report on Form 10-K filed on June 17, 2015)

10.22		Credit Agreement, dated as of July 26, 2007 among Isle of Capri Casinos, Inc., the Lenders listed herein, Credit Suisse, Cayman Island Branch, as administrative agent, issuing bank and swing line lender, Credit Suisse Securities (USA) LLC, as lead arranger and bookrunner, Deutsche Bank Securities Inc. and CIBC World Markets Corp., as co-syndication agents and U.S. Bank, N.A. and Wachovia Bank, National Association, as co-documentation agents (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on July 31, 2007)

10.23		Security Agreement, dated as of July 26, 2007, among Isle of Capri Casinos, Inc., its material subsidiaries party thereto, and Credit Suisse, Cayman Islands Branch, as Administrative Agent for and representative of the financial institutions party to the Credit Agreement and any Hedge Providers (as defined therein) (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on July 31, 2007)

10.24		First Amendment to Credit Agreement, dated as of February 17, 2010, among the Company, as borrower, the financial institutions listed therein, as lenders, Credit Suisse AG, Cayman Islands Branch, as administrative agent and the other agents referred to therein among Isle of Capri Casinos, Inc., the Lenders listed therein (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on February 29, 2010)

10.25		Second Amendment to Credit Agreement, dated as of March, 25, 2011, among Isle of Capri Casinos, Inc., as borrower, certain subsidiaries of Isle of Capri Casinos, Inc., the financial institutions listed therein, as lenders, Wells Fargo Bank, National Association, as administrative agent (as successor to Credit Suisse AG, Cayman Islands Branch (f/k/a Credit Suisse, Cayman Islands Branch)), and the other agents referred to therein (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on March 31, 2011)

10.26		Third Amendment to Credit Agreement, dated as of November 21, 2012, among Isle of Capri Casinos, Inc., as borrower, certain subsidiaries of isle of Capri casinos, Inc., the financial institutions listed therein, as lenders, Wells Fargo Bank, National Association, as administrative agent (as successor to Credit Suisse AG, Cayman Islands Branch (f/k/a Credit Suisse, Cayman Islands Branch)), and the other agents referred to therein (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on November 27, 2012)

EXHIBIT NUMBER	DESCRIPTION
10.27	Fourth Amendment Documents to Credit Agreement and Amendments to Loan Documents, dated as of April 19, 2013 among the Company, the financial institutions listed therein as Lenders and Wells Fargo Bank, National Association (as successor to Credit Suisse AG, Cayman Islands Branch (f/k/a Credit Suisse, Cayman Islands Branch)), as administrative agent to the Lenders, Issuing Bank and Swing Line Lender (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on April 24, 2013)

10.28	Fifth Amendment to Credit Agreement, dated as of July 2, 2013, among Isle of Capri Casinos, Inc., as borrower, certain subsidiaries of Isle of Capri Casinos, Inc., the financial institutions listed therein, as lenders, Wells Fargo Bank, National Association, as administrative agent, and the other agents referred to therein (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on July 2, 2013)

10.29	Sixth Amendment to Credit Agreement, dated as of October 29, 2014, among Isle of Capri Casinos, Inc., as borrower, certain subsidiaries of Isle of Capri Casinos, Inc., the financial institutions listed therein, as Lenders, and Wells Fargo Bank, National Association, as one of the Requisite Lenders, Issuing Bank, Swing Line Lender and as the administrative agent. (Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed on December 4, 2014)

10.30	Amended and Restated Lease, dated as of April 19, 1999, among Port Resources, Inc. and CRU, Inc., as landlords and St. Charles Gaming Company, Inc., as tenant (St. Charles) (Incorporated by reference to Exhibit 10.28 to the Annual Report on Form 10-K filed on July 02, 1999)

10.31	Lease of property in Coahoma, Mississippi dated as of November 16, 1993 by and among Roger Allen Johnson, Jr., Charles Bryant Johnson and Magnolia Lady, Inc. (Incorporated by reference to the Registration Statement on Form S-4/A filed June 19, 2002)

10.32	Addendum to Lease dated as of June 22, 1994 by and among Roger Allen Johnson, Jr., Charles Bryant Johnson and Magnolia Lady, Inc. (Incorporated by reference to Exhibit 10.46 to the Annual Report on Form 10-K filed on July 28, 2000)

10.33	Second addendum to Lease dated as of October 17, 1995 by and among Roger Allen Johnson, Jr., Charles Bryant Johnson and Magnolia Lady, Inc. (Incorporated by reference to Exhibit 10.47 to the Annual Report on Form 10-K filed on July 28, 2000)

10.34	Master Lease between The City of Boonville, Missouri and IOC-Boonville, Inc. formally known as Davis Gaming Boonville, Inc. dated as of July 18, 1997. (Incorporated by reference to Exhibit 10.40 to the Annual Report on Form 10-K filed on July 11, 2008)

10.35	Amendment to Master Lease between The City of Boonville, Missouri and IOC-Boonville, Inc. formally known as Davis Gaming Boonville, Inc. dated as of April 19, 1999. (Incorporated by reference to Exhibit 10.41 to the Annual Report on Form 10-K filed on July 11, 2008)

10.36	Second Amendment to Master Lease between The City of Boonville, Missouri and IOC-Boonville, Inc. formerly known as Davis Gaming Boonville, Inc. dated as of September 17, 2001. (Incorporated by reference to Exhibit 10.42 to the Annual Report on Form 10-K filed on July 11, 2008)

EXHIBIT NUMBER	DESCRIPTION
10.37	Third Amendment to Master Lease between The City of Boonville, Missouri and IOC-Boonville, Inc. formerly known as Gold River's Boonville Resort, Inc. and Davis Gaming Boonville, Inc. dated as of November 19, 2001. (Incorporated by reference to Exhibit 10.43 to the Annual Report on Form 10-K filed on July 11, 2008)

10.38	Amended and Restated Lease Agreement by and between the Port Authority of Kansas City, Missouri and Tenant dated as of August 21, 1995 (Incorporated by reference to Exhibit 10.44 to the Annual Report on Form 10-K filed June 25, 2009)

10.39	First Amendment to Amended and Restated Lease Agreement by and between the Port Authority of Kansas City, Missouri and Tenant dated as of October 31, 1995 (Incorporated by reference to Exhibit 10.45 to the Annual Report on Form 10-K filed June 25, 2009)

10.40	Second Amendment to Amended and Restated Lease Agreement by and between the Port Authority of Kansas City, Missouri and Tenant dated as of June 10, 1996. (Incorporated by reference to Exhibit 10.46 to the Annual Report on Form 10-K filed June 25, 2009)

10.41	Assignment and Assumption Agreement (Lease Agreement) between Flamingo Hilton Riverboat Casino, LP, Isle of Capri Casinos, Inc. and IOC-Kansas City, Inc. dated as of June 6, 2000. (Incorporated by reference to Exhibit 10.44 to the Annual Report on Form 10-K filed on July 11, 2008)

10.42	Lease and Agreement-Spring 1995 between Andrianakos Limited Liability Company and Isle of Capri Black Hawk, LLC. dated as of August 15, 1995. (Incorporated by reference to Exhibit 10.45 to the Annual Report on Form 10-K filed on July 11, 2008)

10.43	Addendum to the Lease and Agreement-Spring 1995 between Andrianakos Limited Liability Company and Isle of Capri Black Hawk, LLC. dated as of April 4, 1996. (Incorporated by reference to Exhibit 10.46 to the Annual Report on Form 10-K filed on July 11, 2008)

10.44	Second Addendum to the Lease and Agreement-Spring 1995 between Andrianakos Limited Liability Company and Isle of Capri Black Hawk, LLC. dated as of March 21, 2003.(Incorporated by reference to Exhibit 10.47 to the Annual Report on Form 10-K filed on July 11, 2008)

10.45	Third Addendum to the Lease and Agreement-Spring 1995 between Andrianakos Limited Liability Company and Isle of Capri Black Hawk, LLC. dated as of April 22, 2003. (Incorporated by reference to Exhibit 10.48 to the Annual Report on Form 10-K filed on July 11, 2008)

10.46	Fourth Addendum to the Lease and Agreement-Spring 1995 between Andrinakos Limited Liability Company and Isle of Capri Black Hawk, LLC. Dated as of December 11, 2013. (Incorporated by reference to Exhibit 10.49 to the Annual Report on Form 10-K filed on June 23, 2014)

10.47	Development Agreement by and between IOC-Cape Girardeau, LLC and the City of Cape Girardeau, Missouri dated as of October 4, 2010. (Incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed on December 3, 2010)

10.48	Amended and Restated Operator's Contract by and between Black Hawk County Gaming Association and IOC Black Hawk County, Inc. dated as of November 9, 2004. (Incorporated by reference to Exhibit 10.51 to the Annual Report on Form 10-K filed on June 23, 2014)

EXHIBIT NUMBER		DESCRIPTION
10.49		Management Agreement by and between Gamblers Supply Management Company and the Marquette Gaming Corporation dated as of June 10, 1994. (Incorporated by reference to Exhibit 10.52 to the Annual Report on Form 10-K filed on June 23, 2014)

10.50		First Amendment to the Management Agreement by and between Isle of Capri Marquette, Inc., successor in interest to Gamblers Supply Management Company, and Upper Mississippi Gaming Corporation (formerly known as Marquette Gaming Corporation), dated as of November 10, 2015. (Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed on December 4, 2015)

10.51		Operator's Contract by and between the Riverbend Regional Authority, Green Bridge Company, Bettendorf Riverfront Development Company, L.C., Lady Luck Gaming Corporation and Lady Luck Bettendorf, L.C., dated as of August 11, 1994. (Incorporated by reference to Exhibit 10.53 to the Annual Report on Form 10-K filed on June 23, 2014)

10.52		Amendment to Operator's Contract by and among Green Bridge Company, Bettendorf Riverfront Development Company, L.C., Lady Luck Gaming Corporation, Lady Luck Bettendorf, L.C. and Riverbend Regional Authority, dated as of August 27, 1998. (Incorporated by reference to Exhibit 10.54 to the Annual Report on Form 10-K filed on June 23, 2014)

10.53		Second Amendment to Operator's Contract by and between Isle of Capri Bettendorf, L.C. and Scott County Regional Authority dated as of June 30, 2004. (Incorporated by reference to Exhibit 10.55 to the Annual Report on Form 10-K filed on June 23, 2014)

10.54		Third Amendment to Operator's Contract by and between Isle of Capri Bettendorf, L.C. and Scott County Regional Authority dated as of October 30, 2007. (Incorporated by reference to Exhibit 10.56 to the Annual Report on Form 10-K filed on June 23, 2014)

10.55		Fourth Amendment to Operator's Contract by and between Isle of Capri Bettendorf, L.C. and Scott County Regional Authority dated as of March 11, 2015. (Incorporated by reference to Exhibit 10.62 to the Annual Report on Form 10-K filed on June 17, 2015)

21.1	*	Significant Subsidiaries of Isle of Capri Casinos, Inc.

23.1	*	Consent of Ernst & Young LLP

31.1	*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2	*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1	*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

32.2	*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350

99.1	*	Description of Governmental Regulation.

EXHIBIT NUMBER		DESCRIPTION
101	*	The following financial statements and notes from the Isle of Capri Casinos, Inc. Annual Report on Form 10-K for the year ended April 24, 2016, filed on June 21, 2016, formatted in XBRL: (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statement of Comprehensive Income (Loss); (iv) Consolidated Statements of Stockholders' Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements.

*
Filed herewith.

†
Management contract or compensatory plan or arrangement.