Form 10-Q
period 2016-07-24
ISLE OF CAPRI CASINOS INC
filed 2016-09-02
CIK 863015

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 24, 2016

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

As of September 1, 2016, the Company had a total of 41,303,063 shares of Common Stock outstanding (which excludes 763,085 shares held by us in treasury).

PART I—FINANCIAL INFORMATION

ITEM 1.                         FINANCIAL STATEMENTS

ISLE OF CAPRI CASINOS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

(Unaudited)

	July 24,	April 24,
	2016	2016
ASSETS
Current assets:
Cash and cash equivalents	$63,928	$62,126
Marketable securities	19,847	19,338
Accounts receivable, net	11,183	13,252
Inventory	6,401	6,305
Prepaid expenses and other assets	18,645	11,874
Total current assets	120,004	112,895
Property and equipment, net	908,023	899,167
Other assets:
Goodwill	108,970	108,970
Other intangible assets, net	53,026	53,236
Deferred financing costs, net	3,309	3,777
Restricted cash and investments	9,863	9,819
Prepaid deposits and other	5,025	5,216
Deferred income taxes	966	1,144
Total assets	$1,209,186	$1,194,224
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$81	$80
Accounts payable	27,959	29,723
Accrued liabilities:
Payroll and related	31,785	36,915
Property and other taxes	21,094	19,428
Income tax payable	149	123
Interest	14,211	14,678
Progressive jackpots and slot club awards	16,220	15,564
Other	23,310	21,036
Total current liabilities	134,809	137,547
Long-term debt, less current maturities and net deferred financing costs	921,345	911,688
Deferred income taxes	38,743	37,902
Other accrued liabilities	17,570	17,557
Other long-term liabilities	13,912	13,912
Stockholders’ equity:
Preferred stock, $.01 par value; 2,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value; 60,000,000 shares authorized; shares issued:
42,066,148 at July 24, 2016 and April 24, 2016	421	421
Class B common stock, $.01 par value; 3,000,000 shares authorized; none issued	—	—
Additional paid-in capital	238,105	244,472
Retained earnings (deficit)	(145,384)	(152,868)
	93,142	92,025
Treasury stock, 768,860 shares at July 24, 2016 and 1,300,955 at April 24, 2016	(10,335)	(16,407)
Total stockholders’ equity	82,807	75,618
Total liabilities and stockholders’ equity	$1,209,186	$1,194,224

See notes to the consolidated financial statements.

ISLE OF CAPRI CASINOS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended
	July 24,	July 26,
	2016	2015
Revenues:
Casino	$256,268	$260,053
Rooms	8,069	8,115
Food, beverage, pari-mutuel and other	32,140	32,989
Gross revenues	296,477	301,157
Less promotional allowances	(55,621)	(54,233)
Net revenues	240,856	246,924
Operating expenses:
Casino	38,048	38,713
Gaming taxes	65,102	66,359
Rooms	1,744	1,883
Food, beverage, pari-mutuel and other	10,975	12,122
Marine and facilities	13,346	14,106
Marketing and administrative	55,958	56,400
Corporate and development	7,202	7,643
Preopening expense	597	—
Depreciation and amortization	20,009	20,051
Total operating expenses	212,981	217,277
Operating income	27,875	29,647
Interest expense	(16,593)	(17,441)
Interest income	78	79
Loss on early extinguishment of debt	—	(2,966)

Income from continuing operations before income taxes	11,360	9,319
Income tax provision	(1,046)	(851)
Income from continuing operations	10,314	8,468
Loss from discontinued operations, net of income taxes of $- for the three months ended July 24, 2016 and July 26, 2015	—	(5,324)
Net income and Comprehensive income	$10,314	$3,144

Income (loss) per common share-basic:
Income from continuing operations	$0.25	$0.21
Loss from discontinued operations, net of income taxes	—	(0.13)
Net income	$0.25	$0.08

Income (loss) per common share-diluted:
Income from continuing operations	$0.25	$0.21
Loss from discontinued operations, net of income taxes	—	(0.13)
Net income	$0.25	$0.08

Weighted average basic shares	41,263,363	40,580,806
Weighted average diluted shares	41,442,635	41,253,611

See notes to the consolidated financial statements.

ISLE OF CAPRI CASINOS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share amounts)

(Unaudited)

	Shares of		Additional	Retained		Total
	Common	Common	Paid-in	Earnings	Treasury	Stockholders’
	Stock	Stock	Capital	(Deficit)	Stock	Equity
Balance, April 24, 2016	42,066,148	$421	$244,472	$(152,868)	$(16,407)	$75,618
Net income	—	—	—	10,314	—	10,314
Other comprehensive income (loss), net of tax	—	—	—	—	—	—
Exercise of stock options	—	—	(389)	—	592	203
Issuance of stock under compensation plans	—	—	(7,302)	(2,830)	5,480	(4,652)
Stock compensation expense	—	—	1,324	—	—	1,324
Balance, July 24, 2016	42,066,148	$421	$238,105	$(145,384)	$(10,335)	$82,807

See notes to the consolidated financial statements.

ISLE OF CAPRI CASINOS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended
	July 24,	July 26,
	2016	2015
Operating activities:
Net income	$10,314	$3,144
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	20,009	20,331
Amortization of deferred financing costs	1,060	1,057
Amortization of debt premium	(114)	(111)
Loss on early extinguishment of debt	—	2,966
Valuation charges	—	4,400
Deferred income taxes	1,020	851
Stock compensation expense	1,324	1,369
Loss on disposal of assets	48	38
Changes in operating assets and liabilities:
Marketable securities	(509)	72
Accounts receivable	2,069	136
Prepaid expenses and other assets	(6,518)	(6,471)
Income tax payable	26	—
Accounts payable and accrued liabilities	(5,678)	(1,362)
Net cash provided by operating activities	23,051	26,420

Investing activities:
Purchase of property and equipment	(30,431)	(15,770)
Increase in restricted cash and investments	(201)	(120)
Net cash used in investing activities	(30,632)	(15,890)

Financing activities:
Principal payments on debt	(20)	(62,343)
Net borrowings on line of credit	9,200	58,700
Payment of other long-term obligation	—	(9,384)
Premium payments on retirement of long-term debt	—	(2,409)
Payment of deferred financing costs	—	(230)
Proceeds from exercise of stock options	203	665
Net cash provided by (used) in financing activities	9,383	(15,001)

Net increase (decrease) in cash and cash equivalents	1,802	(4,471)
Cash and cash equivalents, beginning of period	62,126	66,437
Cash and cash equivalents, end of the period	$63,928	$61,966

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

2.  Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) and in accordance with accounting principles generally accepted in the United States of America for interim financial reporting. Accordingly, certain information and note disclosures normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States have been condensed or omitted. In management’s opinion, the accompanying interim condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of the results presented. The accompanying interim condensed consolidated financial statements have been prepared without audit. The results for interim periods are not necessarily indicative of results that may be expected for any other interim period or for the full year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended April 24, 2016 as filed with the SEC and all of our other filings, including Current Reports on Form 8-K, filed with the SEC after such date and through the date of this report, which are available on the SEC’s website at www.sec.gov or our website at www.islecorp.com.

Our fiscal year ends on the last Sunday in April. Periodically, this system necessitates a 53-week year.  Fiscal 2017 and 2016 are both 52-week years, which commenced on April 25, 2016 and April 27, 2015, respectively.

The condensed consolidated financial statements include our accounts and those of our subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. Certain reclassifications have been made to prior period financial statements to conform to the current period presentation. We view each property as an operating segment and all such operating segments have been aggregated into one reporting segment.

3.  New Accounting Pronouncements

As part of the ongoing convergence of GAAP and the International Accounting Standards Board’s current standards on revenue recognition, the Financial Account Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers,” which provides companies with a single model to use in accounting for revenue arising from contracts with customers. To further clarify certain aspects of the revenue recognition standard pursuant to ASU 2014-09, the FASB issued ASU No. 2016-12, “Revenue from Contracts with Customers: Narrow-Scope Improvements and Practical Expedient” and ASU No. 2016-11, “Revenue Recognition and Derivatives and Hedging: Rescission of SEC Guidance Because of Accounting Standards Updates 2014-09 and 2014-16 Pursuant to Staff Announcements at the March 3, 2016 EITF Meeting” in May 2016, ASU No. 2016-10, “Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing” in April 2016 and ASU No. 2016-08, “Revenue from Contracts with Customers: Principal versus Agent Considerations (Reporting Revenue Gross versus Net)” in March 2016. In July 2015, the FASB issued ASU No. 2015-14, “Revenue from Contracts with Customers - Deferral of the Effective Date”, deferring the effective date of ASU 2014-09 to annual reporting periods beginning after

December 15, 2017 with early adoption permitted only for annual periods beginning after December 15, 2016. We are currently evaluating the impact of adopting this accounting standard update on our consolidated financial statements and disclosures.

In April 2015, the FASB issued Update No. 2015-03, “Interest-Imputation of Interest.” This update requires debt issuance costs to be presented as a direct deduction from the carrying amount of the related debt liability. The standard was effective for annual periods beginning after December 15, 2015. The standard requires application of the new guidance on a retrospective basis, wherein the balance sheet of each individual period presented should be adjusted to reflect the period-specific effects of applying the new guidance. We adopted this standard in the first quarter of fiscal 2017 for all periods presented. This reclassification reduced our total assets and total liabilities as previously reported in our consolidated balance sheet for April 24, 2016 by $10.9 million. This reclassification had no effect on our retained earnings or net income previously reported.

In August 2015, the FASB issued Update No. 2015-15, “Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements,” which further clarifies the presentation and subsequent measurement of debt issuance costs related to line-of-credit arrangements. This update allows for debt issuance costs related to line-of-credit arrangements to be presented as an asset and subsequent amortization of the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit. The standard is effective for financial statements issued for fiscal years beginning after December 31, 2015, for interim periods within those fiscal years and early adoption is permitted. We adopted this standard in the first quarter of fiscal 2017 and elected to present debt issuance costs related to our Credit Facility as an asset with subsequent amortization.

4.  Subsequent Event

On August 22, 2016, we entered into a definitive agreement to sell our casino and hotel property in Lake Charles, Louisiana, for $134,500, subject to a customary purchase price adjustment, to an affiliate of Laguna Development Corporation, a Pueblo of Laguna-owned business based in Albuquerque, New Mexico. The transaction is expected to be completed in late fiscal 2017 or early fiscal 2018, subject to Louisiana Gaming Board approval and other customary closing conditions.

The disposition of Lake Charles qualifies for discontinued operations treatment under generally accepted accounting principles. Accordingly, beginning in the second quarter of fiscal 2017, the operations of Lake Charles will be presented as discontinued for all periods. In addition, the consolidated balance sheets will reflect classification of assets and liabilities held for sale for all periods presented in future filings.

5.  Discontinued Operations

On October 19, 2015, we closed our casino property in Natchez, Mississippi and completed the previously announced sale of the hotel and certain related non-gaming assets to Casino Holding Investment Partners, LLC for net cash proceeds of $11,448.  As a result of our decision to separately sell the Natchez gaming vessel and certain other assets, we determined that the carrying value of the assets were greater than their net realizable value and recorded a non-cash pretax charge of $4,400 during the three months ended July 26, 2015. Subsequently, we recorded a net gain of $2,000 in discontinued operations for the year ended April 24, 2016. The net gain consisted of a gain on the sale of the hotel and related non-gaming assets of $6,424, offset by the non-cash pretax charge of $4,424 related to the write-off of the Natchez gaming vessel and certain other assets.

The Company incurred $276 for capital expenditures at our Natchez property during the three months ended July 26, 2015.

The results of our discontinued operations are summarized as follows:

	Three Months Ended
	July 24,	July 26,
	2016	2015
Net revenues	$—	$4,544
Valuation charges	—	4,400
Depreciation expense	—	280
Pretax loss from discontinued operations	—	(5,324)
Income tax benefit (provision) from discontinued operations	—	—
Loss from discontinued operations	—	(5,324)

6.  Long-Term Debt

Long-term debt consists of the following:

	July 24,	April 24,
	2016	2016
Senior Secured Credit Facility:
Revolving line of credit, expires April 19, 2018, interest payable at least quarterly at either LIBOR and/or prime plus a margin	$76,700	$67,500
5.875% Senior Notes, interest payable semi-annually March 15 and September 15, net	502,426	502,541
8.875% Senior Subordinated Notes, interest payable semi-annually June 15 and December 15	350,000	350,000
Other	2,633	2,652
	931,759	922,693
Less current maturities	81	80
Less deferred financing costs, net	10,333	10,925
Long-term debt less unamortized debt issuance costs	$921,345	$911,688

Senior Secured Credit Facility—Our Senior Secured Credit Facility as amended and restated (“Credit Facility”) consists of a $300,000 revolving line of credit. The Credit Facility is secured on a first priority basis by substantially all of our assets and guaranteed by substantially all of our significant subsidiaries.

Our net revolving line of credit availability at July 24, 2016, as limited by our outstanding borrowings, was approximately $215,000, after consideration of approximately $8,300 in outstanding letters of credit. We have an annual commitment fee related to the unused portion of the Credit Facility of up to 0.55% which is included in interest expense in the accompanying consolidated statements of operations. The weighted average effective interest rates of the Credit Facility for the three months ended July 24, 2016 was 2.72%.

The Credit Facility includes a number of affirmative and negative covenants. Additionally, we must comply with certain financial covenants including maintenance of a total leverage ratio, senior secured leverage ratio and minimum interest coverage ratio. The Credit Facility also restricts our ability to make certain investments or distributions. We were in compliance with the covenants as of July 24, 2016.

5.875% Senior Notes—In March 2013, we issued $350,000 of 5.875% Senior Notes due 2021 (“5.875% Senior Notes”). The net proceeds from the issuance were used to repay term loans under our Credit Facility. On April 14, 2015, we issued an additional $150,000 of 5.875% Senior Notes at a price of 102.0%, which have the same terms and are treated as the same class as the outstanding 5.875% Senior Notes (the “April 2015 issuance”). After deducting the underwriting fees, the net proceeds of $151,500 from the April 2015 issuance were used to purchase a portion of our previously outstanding 7.75% Senior Notes validly tendered pursuant to a cash tender offer for any and all of our outstanding 7.75% Senior Notes (the “Tender Offer”). As a result of these issuances, we capitalized deferred financing costs of $230 in the three months ended July 26, 2015.

The 5.875% Senior Notes are general unsecured obligations and rank junior to all of our senior secured indebtedness and senior to our senior subordinated indebtedness. The 5.875% Senior Notes are redeemable, in whole or in part, at our option as of March 15, 2016, with call premiums as defined in the indenture governing the 5.875% Senior Notes.

8.875% Senior Subordinated Notes — In August 2012, we issued $350,000 of 8.875% Senior Subordinated Notes due 2020 (“8.875% Senior Subordinated Notes”).  The 8.875% Senior Subordinated Notes are general unsecured obligations and rank junior to all of our senior indebtedness. The 8.875% Senior Subordinated Notes became redeemable, in whole or in part, at our option on June 15, 2016, with call premiums as defined in the indenture governing the 8.875% Senior Subordinated Notes.

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

Extinguishment of 7.75% Senior Notes—In March 2011, we issued $300,000 of 7.75% Senior Notes due 2019 at a price of 99.264% (“7.75% Senior Notes”).  On April 13, 2015, we accepted for purchase $237,832 of the outstanding 7.75% Senior Notes validly tendered pursuant to the Tender Offer and we funded the payments utilizing the net proceeds from the 5.875% Senior Notes April 2015 issuance, additional borrowings under our Credit Facility and cash on hand. On April 14, 2015, we issued an irrevocable notice of redemption of the remaining $62,168 of outstanding 7.75% Senior Notes at a redemption price of 103.875% of the principal amount, plus accrued and unpaid interest at the redemption date in accordance with the terms of the indenture governing the 7.75% Senior Notes.  On May 14, 2015, we completed the redemption for approximately $65,000, utilizing additional borrowings under our Credit Facility and cash on hand. As a result of the completed redemption, we incurred expenses related to the write-off of the remaining deferred financing costs and the discount, redemption fees and other related costs of $2,966, recorded as a loss on early extinguishment of debt in the consolidated statement of operations for the three months ended July 26, 2015.

7.  Earnings Per Share

The following table sets forth the computation of basic and diluted income (loss) per share:

	Three Months Ended
	July 24,	July 26,
	2016	2015
Numerator:
Income (loss) applicable to common shares:
Income from continuing operations	$10,314	$8,468
Loss from discontinued operations	—	(5,324)

Net income	$10,314	$3,144

Denominator:
Denominator for basic earnings (loss) per share - weighted average shares	41,263,363	40,580,806
Effect of dilutive securities
Employee stock options	64,995	188,532
Restricted stock units	114,277	484,273
Denominator for diluted earnings (loss) per share - adjusted weighted average shares and assumed conversions	41,442,635	41,253,611

Basic earnings (loss) per share:
Income from continuing operations	$0.25	$0.21
Loss from discontinued operations	—	(0.13)
Net income	$0.25	$0.08

Diluted earnings (loss) per share:
Income from continuing operations	$0.25	$0.21
Loss from discontinued operations	—	(0.13)
Net income	$0.25	$0.08

Our basic earnings per share are computed by dividing net income by the weighted average number of shares outstanding for the period. Diluted earnings per share reflect the additional dilution from all potentially dilutive securities such as stock options and restricted stock units. Stock options with an exercise price in excess of the average market price of our common stock during the periods representing 641,782 and 94,460 shares, which were anti-dilutive, were excluded from the calculation of common shares for diluted earnings per share for the three months ended July 24, 2016 and July 26, 2015, respectively.

8.  Stock Based Compensation

Under our 2009 Long-Term Incentive Plan, as amended from time to time, we have issued restricted stock units, performance stock units, restricted stock and stock options.

Restricted Stock Units—During the three months ended July 24, 2016, we granted 145,516 restricted stock units (“RSUs”) to employees with a fair market value of $15.16 per unit on the date of grant. The RSUs are awarded to employees under annual long-term incentive grants which will vest and be converted to stock ratably over three years commencing on the one-year anniversary of the grant date.  Our aggregate estimate of forfeitures for restricted stock units is 11.0%. As of July 24, 2016, our unrecognized compensation cost for these RSUs was $2,148.

During fiscal 2013, we granted RSUs containing market performance conditions which determined the number of RSUs awarded. The market condition period ended April 26, 2015 and a gross award of 1,532,417 shares was achieved. Per the terms of the award agreement, the awards were issued net of shares necessary to pay minimum withholding taxes with 50% of the RSUs vesting on April 26, 2015 and the remainder vesting on April 26, 2016.  The fair value of these RSUs was initially determined utilizing a lattice pricing model which considered a range of assumptions including volatility and risk-free interest rates. On April 26, 2016, 467,073 shares, net of shares to pay minimum withholding taxes, were issued for the vested second RSU tranche.

Performance Stock Units—During the three months ended July 24, 2016, we granted performance stock units (“PSUs”) to employees with a company performance condition that will determine the number of shares to ultimately vest, if any, up to 216,699 shares.  Any shares earned will vest at the end of three years from the date of grant.  The probability of meeting the performance condition will be assessed on a regular basis and compensation cost will be adjusted accordingly. Our aggregate estimate of forfeitures for performance stock units for employees is 18.3%. As of July 24, 2016, our unrecognized compensation cost for these PSUs is $3,126, based on current probability assumptions.

Restricted Stock—Restricted stock awards are made to employees and directors under annual long-term incentive grants which primarily vest one-third on each anniversary of the grant date. Our aggregate estimate of forfeitures for restricted stock for employees and directors is 9.9% and 0%, respectively. As of July 24, 2016, our unrecognized compensation cost for unvested restricted stock was $766 with a remaining weighted average vesting period of 0.8 years.

Stock Options—During the three months ended July 24, 2016, we issued 310,735 non-qualified stock options, which have a maximum term of seven years and are exercisable in yearly installments of 20% commencing one year after the grant date. The options have a per share grant date fair value of $5.968 utilizing the Black-Scholes-Merton option pricing model with the range of assumptions disclosed in the following table:

Three Months Ended
July 24, 2016
Weighted average expected volatility	44.41%
Expected dividend yield	0.00%
Weighted average expected term (in years)	5
Weighted average risk-free interest rate	1.69%

Weighted average volatility is calculated using the historical volatility of our stock price over a range of dates equal to the expected term of the grant’s options. The weighted average expected term is calculated using historical data that is representative of the option for which the fair value is to be determined. The expected term represents the period of time that options granted are expected to be outstanding. The weighted average risk-free rate is based on the U.S. Treasury yield curve in effect at the time of the grant for the approximate period of time equivalent to the grant’s expected term.  As of July 24, 2016, our aggregate forfeiture rate is 14.5% and our unrecognized compensation cost for unvested options was $2,298.

9.  Fair Value

Items Measured at Fair Value on a Recurring Basis—The following table sets forth the assets measured at fair value on a recurring basis, by input level, in the consolidated balance sheets at July 24, 2016 and April 24, 2016:

	July 24, 2016
	Level 1	Level 2	Total
Assets:
Marketable securities	$9,395	$10,452	$19,847
Restricted cash and investments	6,392	3,471	9,863

	April 24, 2016
	Level 1	Level 2	Total
Assets:
Marketable securities	$8,950	$10,388	$19,338
Restricted cash and investments	6,362	3,457	9,819

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

Other Financial Instruments - The estimated carrying amounts and fair values of our other financial instruments are as follows:

	July 24, 2016		April 24, 2016
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
Financial liabilities:
Revolving line of credit	$76,700	$75,166	$67,500	$66,150
5.875% Senior notes	502,426	522,500	502,541	520,000
8.875% Senior subordinated notes	350,000	367,720	350,000	367,206
Other long-term debt	2,633	2,633	2,652	2,652
Other long-term liabilities	13,912	13,912	13,912	13,912

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

10.  Income Taxes

A summary of our income tax provision from continuing operations is as follows:

	Three Months Ended
	July 24,	July 26,
	2016	2015
Federal taxes at the statutory rate	$3,976	$3,262
State taxes	(140)	(174)
Permanent differences	221	289
Tax credits	(245)	(356)
Valuation allowance	(2,766)	(2,170)
Income tax provision from continuing operations	$1,046	$851

Our income tax provision consists of changes in the deferred tax liability attributable to indefinite lived intangibles and expense in states that do not have valuation allowances.

Our effective tax rate from continuing operations for the three months ended July 24, 2016 was 9.21%.  Our effective rate is based on statutory rates applied to our pretax book income, adjusted for permanent differences and other items, including fluctuations in valuation allowances.

For the three months ended July 26, 2015, our continuing operations resulted in a tax rate of 9.13% of pretax book income.

As of July 24, 2016, we had a full valuation allowance on our federal and state deferred tax assets other than those related to the state deferred tax assets at our Florida casino.  In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will be realized.  Due to the Company’s history of losses, valuation allowances have been established except for future taxable income that will result from the reversal of taxable temporary differences, other than the indefinite lived intangibles.  Realization of deferred tax assets is dependent on generating sufficient taxable income prior to expiration of the loss carryforwards. We continue to monitor the facts and circumstances around this assessment, including our cumulative income position and future projections of sustained profitability for all of our operations with deferred tax assets subject to valuation allowances.

Subsequent to July 24, 2016, we entered into an agreement to sell our Lake Charles property (see Note 4).  We expect that the estimated tax gain on this transaction, if closed, combined with the current year estimated income, should offset the majority of our federal net operating losses and credits, not subject to certain limitations, and all of the related valuation allowance.

11.  Supplemental Disclosures

Cash Flow — For the three months ended July 24, 2016 and July 26, 2015, we made net cash interest payments of $16,233 and $17,321, respectively. We did not make any income tax payments during the three months ended July 24, 2016 or July 26, 2015.

The change in accrued purchases of property and equipment in accounts payable was a decrease of $1,727 and an increase of $2,661, for the three months ended July 24, 2016 and July 26, 2015, respectively.

During the three months ended July 24, 2016, we capitalized interest of $232, primarily related to our land-based casino construction at our Bettendorf property, which was completed on June 24, 2016. During the three months ended July 26, 2015, we capitalized interest of $73, primarily related to hotel renovations and land-based casino construction at our Bettendorf property.

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

Consolidating condensed balance sheets as of July 24, 2016 and April 24, 2016 are as follows:

	As of July 24, 2016
	Isle of Capri			Consolidating
	Casinos, Inc.		Non-	and	Isle of Capri
	(Parent	Guarantor	Guarantor	Eliminating	Casinos, Inc.
	Obligor)	Subsidiaries	Subsidiaries	Entries	Consolidated
Balance Sheet
Current assets	$22,115	$77,078	$26,563	$(5,752)	$120,004
Intercompany receivables	410,109	—	—	(410,109)	—
Investments in subsidiaries	598,899	3,358	—	(602,257)	—
Property and equipment, net	3,644	880,927	23,452	—	908,023
Other assets	8,869	168,914	27,711	(24,335)	181,159
Total assets	$1,043,636	$1,130,277	$77,726	$(1,042,453)	$1,209,186

Current liabilities	$33,314	$77,557	$29,690	$(5,752)	$134,809
Intercompany payables	—	360,609	49,500	(410,109)	—
Long-term debt, less current maturities and net deferred financing costs	921,345	—	—	—	921,345
Other accrued liabilities	6,170	81,361	7,029	(24,335)	70,225
Stockholders’ equity	82,807	610,750	(8,493)	(602,257)	82,807
Total liabilities and stockholders’ equity	$1,043,636	$1,130,277	$77,726	$(1,042,453)	$1,209,186

	As of April 24, 2016
	Isle of Capri			Consolidating
	Casinos, Inc.		Non-	and	Isle of Capri
	(Parent	Guarantor	Guarantor	Eliminating	Casinos, Inc.
	Obligor)	Subsidiaries	Subsidiaries	Entries	Consolidated
Balance Sheet
Current assets	$10,575	$76,646	$25,804	$(130)	$112,895
Intercompany receivables	424,693	—	—	(424,693)	—
Investments in subsidiaries	586,569	3,358	—	(589,927)	—
Property and equipment, net	3,650	871,353	24,164	—	899,167
Other assets	4,205	169,487	26,974	(18,504)	182,162
Total assets	$1,029,692	$1,120,844	$76,942	$(1,033,254)	$1,194,224

Current liabilities	$35,862	$77,128	$24,687	$(130)	$137,547
Intercompany payables	—	371,104	53,589	(424,693)	—
Long-term debt, less current maturities and net deferred financing costs	911,688	—	—	—	911,688
Other accrued liabilities	6,524	74,267	7,084	(18,504)	69,371
Stockholders’ equity	75,618	598,345	(8,418)	(589,927)	75,618
Total liabilities and stockholders’ equity	$1,029,692	$1,120,844	$76,942	$(1,033,254)	$1,194,224

Consolidating condensed statements of operations for the three months ended July 24, 2016 and July 26, 2015 are as follows:

	For the Three Months Ended July 24, 2016
	Isle of Capri			Consolidating
	Casinos, Inc.		Non-	and	Isle of Capri
	(Parent	Guarantor	Guarantor	Eliminating	Casinos, Inc.
	Obligor)	Subsidiaries	Subsidiaries	Entries	Consolidated
Statement of Operations
Revenues:
Casino	$—	$245,335	$10,933	$—	$256,268
Rooms, food, beverage, pari-mutuel and other	3	39,131	3,123	(2,048)	40,209
Management fee revenue	8,737	—	—	(8,737)	—
Gross revenues	8,740	284,466	14,056	(10,785)	296,477
Less promotional allowances	—	(53,342)	(2,279)	—	(55,621)
Net revenues	8,740	231,124	11,777	(10,785)	240,856

Operating expenses:
Casino	—	36,295	1,753	—	38,048
Gaming taxes	—	60,603	4,499	—	65,102
Rooms, food, beverage, pari-mutuel and other	8,240	79,016	4,614	(2,048)	89,822
Management fee expense	—	8,437	300	(8,737)	—
Depreciation and amortization	338	18,711	960	—	20,009
Total operating expenses	8,578	203,062	12,126	(10,785)	212,981

Operating income (loss)	162	28,062	(349)	—	27,875
Interest expense, net	(7,616)	(8,468)	(431)	—	(16,515)
Equity in income (loss) of subsidiaries	12,237	—	—	(12,237)	—
Income (loss) from continuing operations before income taxes	4,783	19,594	(780)	(12,237)	11,360
Income tax benefit (provision)	5,531	(7,283)	706	—	(1,046)
Net income (loss)	$10,314	$12,311	$(74)	$(12,237)	$10,314

	For the Three Months Ended July 26, 2015
	Isle of Capri			Consolidating
	Casinos, Inc.		Non-	and	Isle of Capri
	(Parent	Guarantor	Guarantor	Eliminating	Casinos, Inc.
	Obligor)	Subsidiaries	Subsidiaries	Entries	Consolidated
Statement of Operations
Revenues:
Casino	$—	$248,831	$11,222	$—	$260,053
Rooms, food, beverage, pari-mutuel and other	19	39,997	3,229	(2,141)	41,104
Management fee revenue	8,910	—	—	(8,910)	—
Gross revenues	8,929	288,828	14,451	(11,051)	301,157
Less promotional allowances	—	(51,737)	(2,496)	—	(54,233)
Net revenues	8,929	237,091	11,955	(11,051)	246,924

Operating expenses:
Casino	—	36,861	1,852	—	38,713
Gaming taxes	—	61,866	4,493	—	66,359
Rooms, food, beverage, pari-mutuel and other	7,347	80,964	5,984	(2,141)	92,154
Management fee expense	—	8,610	300	(8,910)	—
Depreciation and amortization	456	18,531	1,064	—	20,051
Total operating expenses	7,803	206,832	13,693	(11,051)	217,277

Operating income (loss)	1,126	30,259	(1,738)	—	29,647
Interest expense, net	(7,844)	(8,983)	(535)	—	(17,362)
Loss on early extinguishment of debt	(2,966)	—	—	—	(2,966)
Equity in income (loss) of subsidiaries	13,724	—	—	(13,724)	—
Income (loss) from continuing operations before income taxes	4,040	21,276	(2,273)	(13,724)	9,319
Income tax benefit (provision)	4,428	(6,426)	1,147	—	(851)
Income (loss) from continuining operations	8,468	14,850	(1,126)	(13,724)	8,468
Income (loss) of discontinued operations	(5,324)	(5,389)	—	5,389	(5,324)
Net income (loss)	$3,144	$9,461	$(1,126)	$(8,335)	$3,144

Consolidating condensed statements of cash flows for the three months ended July 24, 2016 and July 26, 2015 are as follows:

	Three Months Ended July 24, 2016
	Isle of Capri			Consolidating
	Casinos, Inc.		Non-	and	Isle of Capri
	(Parent	Guarantor	Guarantor	Eliminating	Casinos, Inc.
	Obligor)	Subsidiaries	Subsidiaries	Entries	Consolidated
Statement of Cash Flows
Net cash (used in) provided by operating activities	$(24,857)	$43,266	$4,642	$—	$23,051

Investing Activities:
Purchases of property and equipment, net of proceeds	(543)	(29,659)	(229)	—	(30,431)
Restricted cash and investments	—	—	(201)	—	(201)
Parent company investment in subsidiaries	14,585	—	—	(14,585)	—
Net cash provided by (used in) investing activities	14,042	(29,659)	(430)	(14,585)	(30,632)

Financing Activities:
Principal payments on debt	(20)	—	—	—	(20)
Net borrowings on line of credit	9,200	—	—	—	9,200
Proceeds from exercise of stock options	203	—	—	—	203
Net proceeds from (payments to) related parties	—	(10,495)	(4,090)	14,585	—
Net cash provided by (used in) by financing activities	9,383	(10,495)	(4,090)	14,585	9,383

Net increase (decrease) in cash and cash equivalents	(1,432)	3,112	122	—	1,802
Cash and cash equivalents at beginning of period	5,155	48,382	8,589	—	62,126
Cash and cash equivalents at end of the period	$3,723	$51,494	$8,711	$—	$63,928

	Three Months Ended July 26, 2015
	Isle of Capri			Consolidating
	Casinos, Inc.		Non-	and	Isle of Capri
	(Parent	Guarantor	Guarantor	Eliminating	Casinos, Inc.
	Obligor)	Subsidiaries	Subsidiaries	Entries	Consolidated
Statement of Cash Flows
Net cash (used in) provided by operating activities	$(14,542)	$34,951	$6,011	$—	$26,420

Investing Activities:
Purchases of property and equipment, net of proceeds	(126)	(15,396)	(248)	—	(15,770)
Restricted cash and investments	—	—	(120)	—	(120)
Parent company investment in subsidiaries	21,809	—	—	(21,809)	—
Net cash provided by (used in) investing activities	21,683	(15,396)	(368)	(21,809)	(15,890)

Financing Activities:
Principal payments on debt	(62,185)	—	(158)	—	(62,343)
Net borrowings on line of credit	58,700	—	—	—	58,700
Payment of other long-term obligation	—	(9,384)	—	—	(9,384)
Premium payments on retirement of long-term debt	(2,409)	—	—	—	(2,409)
Payments of deferred financing costs	(230)	—	—	—	(230)
Proceeds from exercise of stock options	665	—	—	—	665
Net payments to related parties	—	(16,604)	(5,205)	21,809	—
Net cash used in financing activities	(5,459)	(25,988)	(5,363)	21,809	(15,001)

Net increase (decrease) in cash and cash equivalents	1,682	(6,433)	280	—	(4,471)
Cash and cash equivalents at beginning of period	5,077	53,033	8,327	—	66,437
Cash and cash equivalents at end of the period	$6,759	$46,600	$8,607	$—	$61,966

13.  Commitments and Contingencies

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

For a more complete description of the risks that may affect our business, see our Annual Report on Form 10-K for the year ended April 24, 2016.

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

Our operating results for the periods presented have been affected, both positively and negatively, by current economic conditions and several other factors discussed in detail below. Our historical operating results may not be indicative of our future results of operations because of these factors and the changing competitive landscape in each of our markets, as well as by factors discussed elsewhere herein. This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our Annual Report on Form 10-K for the year ended April 24, 2016 and by giving consideration to the following:

Items Impacting Income from Continuing Operations—In May 2015, we redeemed the remaining $62.0 million of our 7.75% Senior Notes and incurred a loss on early extinguishment of debt of $3.0 million in the three months ended July 26, 2015.

Discontinued Operations — On October 19, 2015, we closed our casino property in Natchez, Mississippi and completed the previously announced sale of the hotel and certain related non-gaming assets to Casino Holding Investment Partners, LLC for net cash proceeds of $11.4 million.  As a result of our decision to separately sell the Natchez gaming vessel and certain other assets, we determined that the carrying value of the assets were greater than their net realizable value and recorded a non-cash pretax charge of $4.4 million during the three months ended July 26, 2015. Subsequently, we recorded a net gain of $2.0 million in discontinued operations during fiscal 2016. The net gain consisted of a gain on the sale of the hotel and related non-gaming assets of $6.4 million, offset by the non-cash pretax charge of $4.4 million. The operations of our Natchez property have been classified as discontinued for all periods presented.

Items Impacting Future Operations— On August 22, 2016, we entered into a definitive agreement to sell our casino and hotel property in Lake Charles, Louisiana, for $134.5 million, subject to a customary purchase price adjustment, to an affiliate of Laguna Development Corporation, a Pueblo of Laguna-owned business based in Albuquerque, New Mexico.  The transaction is expected to be completed in late fiscal 2017 or early fiscal 2018, subject to Louisiana Gaming Board approval and other customary closing conditions.

The disposition of Lake Charles qualifies for discontinued operations treatment under generally accepted accounting principles. Accordingly, beginning in the second quarter of fiscal 2017, the operations of Lake Charles will be presented as discontinued for all periods. In addition, the consolidated balance sheets will reflect classification of assets and liabilities held for sale for all periods presented in future filings.

Results of Operations

Revenues and operating expenses for the three months ended July 24, 2016 and July 26, 2015 are as follows:

	Three Months Ended
	July 24,	July 25,		Percentage
(in thousands)	2016	2015	Variance	Variance
Revenues:
Casino	$256,268	$260,053	$(3,785)	-1.5%
Rooms	8,069	8,115	(46)	-0.6%
Food, beverage, pari-mutuel and other	32,140	32,989	(849)	-2.6%
Gross revenues	296,477	301,157	(4,680)	-1.6%
Less promotional allowances	(55,621)	(54,233)	(1,388)	2.6%
Net revenues	240,856	246,924	(6,068)	-2.5%

Operating expenses:
Casino	38,048	38,713	(665)	-1.7%
Gaming taxes	65,102	66,359	(1,257)	-1.9%
Rooms	1,744	1,883	(139)	-7.4%
Food, beverage, pari-mutuel and other	10,975	12,122	(1,147)	-9.5%
Marine and facilities	13,346	14,106	(760)	-5.4%
Marketing and administrative	55,958	56,400	(442)	-0.8%
Corporate and development	7,202	7,643	(441)	-5.8%
Preopening expense	597	—	597	N/M
Depreciation and amortization	20,009	20,051	(42)	-0.2%
Total operating expenses	$212,981	$217,277	(4,296)	-2.0%

Casino — Casino revenues decreased $3.8 million, or 1.5%, for the three months ended July 24, 2016, as compared to the same period in fiscal 2016. Excluding Lake Charles, casino revenues decreased $0.3 million.

Casino operating expenses decreased $0.7 million, or 1.7%, for the three months ended July 24, 2016, as compared to the same period in the prior fiscal year. The decrease in casino operating expenses reflects our continuing efforts to manage our casino operating expenses.

Gaming Taxes — State and local gaming taxes decreased $1.3 million, or 1.9%, for the three months ended July 24, 2016,  as compared to the same period in the prior fiscal year, which is a result of changes in our overall gaming revenues and changes in the mix of gaming revenues derived from states with different gaming tax rates. Excluding Lake Charles, gaming taxes decreased $0.4 million.

Rooms — Rooms revenue remained flat at $8.1 million during the three months ended July 24, 2016, as compared to the same period in the prior fiscal year.

Food, beverage, pari-mutuel and other — Food, beverage, pari-mutuel and other revenue decreased $0.8 million, or 2.6%, for the three months ended July 24, 2016, as compared to the same period in fiscal 2016. Excluding Lake Charles, food, beverage, pari-mutuel and other revenues decreased $0.4 million, primarily resulting from the closure of our Kansas City buffet during the quarter for renovations.  The buffet is expected to reopen by the end of our fiscal 2017 second quarter.

Food, beverage, pari-mutuel and other expense — Food, beverage, pari-mutuel and other expense decreased $1.1 million, or 9.5%, for the three months ended July 24, 2016, as compared to the same period in fiscal 2016. Excluding Lake Charles, food, beverage, pari-mutuel and other expense decreased $1.0 million, or 8.6%, due in part to the closure of the Kansas City buffet and initiatives to reduce cost of sales.

Promotional Allowances — Promotional allowances increased $1.4 million, or 2.6%, for the three months ended July 24, 2016, as compared to the same period in the prior fiscal year, reflecting changes in our marketing programs.

Marketing and Administrative —  Marketing and administrative expenses decreased $0.4 million, or 0.8%, for the three months ended July 24, 2016 as compared to the same period in the prior fiscal year, reflecting changes in our marketing programs as well as savings from cost reduction initiatives.

Corporate and Development — Excluding stock compensation expense, our corporate and development expenses decreased $0.4 million during the three months ended July 24, 2016, compared to the same period of the prior fiscal year, primarily as a result of changes in the long-term incentive plan. Stock compensation expense was flat compared to the same period in the prior fiscal year.

Depreciation and Amortization — Depreciation and amortization expense for the three months ended July 24, 2016 was $20.0 million compared to $20.1 million for the three months ended July 26, 2015.

Other Income (Expense) and Income Taxes

Interest expense, interest income, loss on early extinguishment of debt and income tax (provision) benefit for the three months ended July 24, 2016 and July 26, 2015 are as follows:

	Three Months Ended
	July 24,	July 26,		Percentage
(in thousands)	2016	2015	Variance	Variance

Interest expense	$(16,593)	$(17,441)	$848	-4.9%
Interest income	78	79	(1)	-1.3%
Loss on early extinguishment of debt	—	(2,966)	2,966	-100.0%
Income tax provision	(1,046)	(851)	(195)	22.9%

Interest Expense — Interest expense decreased by $0.8 million for the three months ended July 24, 2016, as compared to the same periods in the prior fiscal year. This decrease is primarily a result of a decrease in our overall debt balance and the benefit of refinancing our 7.75% Senior Notes in May 2015.  We capitalized interest expense of $0.2 million, in the three months ended July 24, 2016, primarily related to our land-based casino construction in Bettendorf.

Income Tax Provision — Our income tax provision from continuing operations was impacted by changes in the deferred tax liability attributable to indefinite lived intangibles and expense for state jurisdictions where taxable income is generated. Our tax provision was $1.0 million and $0.9 million for the three months ended July 24, 2016 and July 26, 2015, respectively.

Liquidity and Capital Resources

Cash Flows from Operating Activities - During the three months ended July 24, 2016, we generated $23.1 million in cash flows from operating activities compared to generating $26.4 million during the three months ended July 26, 2015. The year-over-year decrease in cash flows from operating activities is primarily the result of the decrease in operating income.

Cash Flows used in Investing Activities - During the three months ended July 24, 2016, we used $30.6 million for investing activities compared to using $15.9 million during the three months ended July 26, 2015. Significant investing activities for the three months ended July 24, 2016 included capital expenditures of $30.4 million, of which $20.7 million related to construction of our land based casino in Bettendorf. Significant investing activities for the three months ended July 26, 2015 included capital expenditures of $15.8 million.

Cash Flows used in Financing Activities — During the three months ended July 24, 2016, our net cash flows provided by financing activities were primarily from $9.2 million in borrowings under our Credit Facility.

Significant transactions during the three months ended July 26, 2015 are as follow:

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

Availability of Cash and Additional Capital - At July 24, 2016, we had cash and cash equivalents of $63.9 million and marketable securities of $19.8 million. As of July 24, 2016, we had $76.7 million in outstanding revolving credit borrowings under our Credit Facility and our net line of credit availability was approximately $215.0 million, as limited by our outstanding borrowings and letters of credit.

Capital Expenditures and Development Activities— On June 24, 2016, we opened our new land-based casino at our property in Bettendorf. As of July 24, 2016, we have spent $42.3 million on the project, of which $20.7 million was during the three months ended July 24, 2016. We expect the final construction cost to be approximately $60 million. We will continue to fund capital projects with cash generated by our operations and borrowings under our Credit Facility.

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

For a discussion of our significant accounting policies and estimates, please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations and Notes to Consolidated Financial Statements presented in our 2016 Annual Report on Form 10-K. There were no newly identified significant accounting estimates in the first quarter of fiscal year 2017, nor were there any material changes to the critical accounting policies and estimates set forth in our 2016 Annual Report.

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

ITEM 4.   CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer and Principal Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of July 24, 2016.  Based on this evaluation, our Chief Executive Officer and Principal Financial Officer have concluded that, as of July 24, 2016, our disclosure controls and procedures were effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports we file or submit under the Exchange Act of 1934 and such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in our internal controls over financial reporting during the fiscal quarter ended July 24, 2016, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.                         LEGAL PROCEEDINGS

A reference is made to the information contained in Footnote 13 of our unaudited consolidated financial statements included herein, which is incorporated herein by reference.

ITEM 1A.                RISK FACTORS

There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the year ended April 24, 2016.

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

ISLE OF CAPRI CASINOS, INC.

Dated: September 2, 2016	/s/ Michael A. Hart
Michael A. Hart
Sr. Vice President, Accounting and Treasurer

(Principal Financial Officer and Authorized Officer)

EXHIBIT NUMBER	DESCRIPTION

31.1	Certification of Chief Executive Officer pursuant to Rule 13a—14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a—14(a) under the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350.

101

The following financial statements and notes from the Isle of Capri Casinos, Inc. Quarterly Report on Form 10-Q for the quarter ended July 24, 2016, filed on September 2, 2016 formatted in XBRL: (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Stockholders’ Equity; (iv) Consolidated Statements of Cash Flows; and (v) Notes to Consolidated Financial Statements.