Form 10-Q
period 2016-10-23
ISLE OF CAPRI CASINOS INC
filed 2016-12-01
CIK 863015

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 23, 2016

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

As of November 30, 2016, the Company had a total of 41,356,919 shares of Common Stock outstanding (which excludes 709,229 shares held by us in treasury).

PART I—FINANCIAL INFORMATION

ITEM 1.                         FINANCIAL STATEMENTS

ISLE OF CAPRI CASINOS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

(Unaudited)

	October 23,	April 24,
	2016	2016
ASSETS
Current assets:
Cash and cash equivalents	$53,927	$62,126
Restricted cash	22,172	461
Marketable securities	19,023	19,338
Accounts receivable, net	9,677	12,484
Inventory	5,631	5,580
Prepaid expenses and other assets	13,907	10,545
Assets held for sale	138,671	2,361
Total current assets	263,008	112,895
Property and equipment, net	815,532	810,450
Other assets:
Goodwill	79,776	79,776
Other intangible assets, net	31,819	32,237
Deferred financing costs, net	2,842	3,777
Restricted cash and investments	9,869	9,819
Prepaid deposits and other	4,716	4,996
Deferred income taxes	794	1,144
Long-term assets held for sale	—	139,130
Total assets	$1,208,356	$1,194,224
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$83	$80
Accounts payable	21,630	27,432
Accrued liabilities:
Payroll and related	31,992	34,743
Property and other taxes	21,063	18,814
Income tax payable	50	123
Interest	14,485	14,678
Progressive jackpots and slot club awards	14,550	13,705
Deferred proceeds for assets held for sale	22,000	—
Other	24,878	20,646
Liabilities related to assets held for sale	8,347	7,326
Total current liabilities	159,078	137,547
Long-term debt, less current maturities and net deferred financing costs	887,399	911,688
Deferred income taxes	21,929	37,902
Other accrued liabilities	17,416	17,557
Other long-term liabilities	13,912	13,912
Stockholders’ equity:
Preferred stock, $.01 par value; 2,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value; 60,000,000 shares authorized; shares issued:
42,066,148 at October 23, 2016 and April 24, 2016	421	421
Class B common stock, $.01 par value; 3,000,000 shares authorized; none issued	—	—
Additional paid-in capital	239,540	244,472
Retained earnings (deficit)	(121,674)	(152,868)
	118,287	92,025
Treasury stock, 710,846 shares at October 23, 2016 and 1,300,955 at April 24, 2016	(9,665)	(16,407)
Total stockholders’ equity	108,622	75,618
Total liabilities and stockholders’ equity	$1,208,356	$1,194,224

See notes to the consolidated financial statements.

ISLE OF CAPRI CASINOS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	October 23,	October 25,	October 23,	October 25,
	2016	2015	2016	2015
Revenues:
Casino	$209,439	$210,197	$427,420	$428,039
Rooms	5,897	5,624	11,614	11,235
Food, beverage, pari-mutuel and other	25,518	26,457	52,484	53,808
Gross revenues	240,854	242,278	491,518	493,082
Less promotional allowances	(42,292)	(41,824)	(87,310)	(84,400)
Net revenues	198,562	200,454	404,208	408,682
Operating expenses:
Casino	29,767	30,793	60,768	62,078
Gaming taxes	53,187	53,503	108,437	108,994
Rooms	1,526	1,516	2,880	2,938
Food, beverage, pari-mutuel and other	8,975	9,851	18,779	20,588
Marine and facilities	10,464	11,011	21,139	22,176
Marketing and administrative	44,169	45,220	90,546	92,160
Corporate and development	8,276	6,986	15,478	14,629
Preopening expense	—	—	597	—
Transaction expense	3,413	—	3,413	—
Depreciation and amortization	17,452	17,923	34,659	34,833
Total operating expenses	177,229	176,803	356,696	358,396
Operating income	21,333	23,651	47,512	50,286
Interest expense	(16,797)	(17,004)	(33,390)	(34,445)
Interest income	78	79	155	158
Loss on early extinguishment of debt	—	—	—	(2,966)
Income from continuing operations before income taxes	4,614	6,726	14,277	13,033
Income tax benefit (provision)	17,751	(892)	16,732	(1,743)
Income from continuing operations	22,365	5,834	31,009	11,290
Income from discontinued operations, net of income tax provision of $1,135 and $1,162 for the three and six months ended October 23, 2016, and income taxes of $- for the three and six months ended October 25, 2015	1,345	5,616	3,015	3,304
Net income and Comprehensive income	$23,710	$11,450	$34,024	$14,594

Income per common share-basic:
Income from continuing operations	$0.54	$0.14	$0.75	$0.28
Income from discontinued operations, net of income taxes	0.03	0.14	0.07	0.08
Net income	$0.57	$0.28	$0.82	$0.36

Income per common share-diluted:
Income from continuing operations	$0.54	$0.14	$0.75	$0.27
Income from discontinued operations, net of income taxes	0.03	0.14	0.07	0.08
Net income	$0.57	$0.28	$0.82	$0.35

Weighted average basic shares	41,311,259	40,697,797	41,287,311	40,639,301
Weighted average diluted shares	41,592,045	41,426,375	41,514,462	41,341,575

See notes to the consolidated financial statements.

ISLE OF CAPRI CASINOS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share amounts)

(Unaudited)

	Shares of		Additional	Retained		Total
	Common	Common	Paid-in	Earnings	Treasury	Stockholders’
	Stock	Stock	Capital	(Deficit)	Stock	Equity
Balance, April 24, 2016	42,066,148	$421	$244,472	$(152,868)	$(16,407)	$75,618
Net income	—	—	—	34,024	—	34,024
Other comprehensive income (loss), net of tax	—	—	—	—	—	—
Exercise of stock options	—	—	(217)	—	823	606
Issuance of stock under compensation plans	—	—	(7,302)	(2,830)	5,480	(4,652)
Issuance of restricted stock	—	—	(439)	—	439	—
Stock compensation expense	—	—	3,026	—	—	3,026
Balance, October 23, 2016	42,066,148	$421	$239,540	$(121,674)	$(9,665)	$108,622

See notes to the consolidated financial statements.

ISLE OF CAPRI CASINOS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended
	October 23,	October 25,
	2016	2015
Operating activities:
Net income	$34,024	$14,594
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	38,604	41,503
Amortization of deferred financing costs	2,119	2,118
Amortization of debt premium	(231)	(222)
Loss on early extinguishment of debt	—	2,966
Gain on sale of discontinued operations	—	(6,424)
Valuation charges	834	4,424
Deferred income taxes	(15,624)	1,695
Stock compensation expense	3,026	3,072
(Gain) loss on disposal of assets	(937)	55
Changes in operating assets and liabilities:
Marketable securities	315	(90)
Accounts receivable	2,889	819
Income tax receivable	(73)	(83)
Prepaid expenses and other assets	(2,841)	(4,201)
Accounts payable and accrued liabilities	879	1,164
Net cash provided by operating activities	62,984	61,390

Investing activities:
Purchase of property and equipment	(47,595)	(33,207)
Proceeds from sale of assets held for sale	—	11,448
Proceeds from sale of property and equipment	1,011	16
Decrease (increase) in restricted cash and investments	34	(250)
Net cash used in investing activities	(46,550)	(21,993)

Financing activities:
Principal payments on debt	(39)	(62,362)
Net (repayments) borrowings on line of credit	(25,200)	28,100
Payment of other long-term obligation	—	(9,384)
Premium payments on retirement of long-term debt	—	(2,409)
Payment of deferred financing costs	—	(217)
Proceeds from exercise of stock options	606	665
Net cash used in financing activities	(24,633)	(45,607)

Net decrease in cash and cash equivalents	(8,199)	(6,210)
Cash and cash equivalents, beginning of period	62,126	66,437
Cash and cash equivalents, end of the period	$53,927	$60,227

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

Proposed Transaction with Eldorado Resorts, Inc.

On September 19, 2016, the Company entered into a definitive merger agreement whereby Eldorado Resorts, Inc. (“Eldorado” or “ERI”) will acquire all of the outstanding shares of Isle of Capri Casinos, Inc. (“Isle”) for $23.00 in cash or 1.638 shares of Eldorado common stock, at the election of each Isle shareholder, reflecting total consideration of approximately $1.7 billion. Upon completion of the transaction, Eldorado and Isle shareholders will hold approximately 62% and 38%, respectively, of the combined company’s outstanding shares. As a result of the merger, Isle will cease to be a publicly traded company.

The transaction has been unanimously approved by the Boards of Directors of both Eldorado and Isle. The transaction is subject to approval of the stockholders of Eldorado and Isle, the approval of applicable gaming authorities and other customary closing conditions, and is expected to be consummated in the second calendar quarter of 2017.

Other than transaction expenses associated with the merger of $3,413 for the three and six months ended October 23, 2016, the terms of the agreement did not impact the Company’s consolidated financial statements.

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

Our fiscal year ends typically on the last Sunday in April. Periodically, this system necessitates a 53-week year.  Fiscal 2017 and 2016 are both 52-week years, which commenced on April 25, 2016 and April 27, 2015, respectively.

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

4.  Discontinued Operations

On August 22, 2016, we entered into a definitive agreement to sell our casino and hotel property in Lake Charles, Louisiana, for $134,500, subject to a customary purchase price adjustment, to an affiliate of Laguna Development Corporation, a Pueblo of Laguna-owned business based in Albuquerque, New Mexico. The transaction is expected to be completed in late fiscal 2017 or early fiscal 2018, subject to Louisiana Gaming Board approval and other customary closing conditions. We received a $20,000 deposit related to this transaction, which is reflected in restricted cash within current assets in the consolidated balance sheet as of October 23, 2016.

On October 13, 2016, we entered into a definitive agreement to sell our casino in Marquette, Iowa, for $40,000, subject to a customary working capital adjustment, to an affiliate of Casino Queen, based in Swansea, Illinois. As a result, we recorded a non-cash pretax valuation charge of $834 to reduce the carrying value of Marquette’s net assets held for sale to the expected net realizable value upon completion of the sale transaction. The transaction is expected to be completed in early fiscal 2018, subject to the Iowa Racing and Gaming Commission, the Illinois Gaming Control Board and other customary closing conditions. We received a $2,000 deposit related to this transaction, which is reflected in restricted cash within current assets in the consolidated balance sheet as of October 23, 2016.

In the second quarter of fiscal 2017, Lake Charles and Marquette met the requirements for presentation as assets held for sale and discontinued operations under generally accepted accounting principles. Accordingly, the operations of Lake Charles and Marquette have been classified as discontinued operations and as assets held for sale for all periods presented.

On October 19, 2015, we closed our casino property in Natchez, Mississippi, and completed the previously announced sale of the hotel and certain related non-gaming assets to Casino Holding Investment Partners, LLC for net cash proceeds of $11,448.  As a result, we recorded a net gain of $2,000 in discontinued operations for the six months ended October 25, 2015. The net gain consisted of a gain on the sale of the hotel and related non-gaming assets of $6,424, offset by a non-cash pretax charge of $4,424 related to the write-off of the Natchez gaming vessel and certain other assets. The operations of our Natchez property have been classified as discontinued for all periods presented.

The Company incurred $2,121 and $3,179 for capital expenditures at our Lake Charles and Marquette properties during the six months ended October 23, 2016 and October 25, 2015, respectively, and incurred $307 for capital expenditures at our Natchez property during the six months ended October 25, 2015.

The results of our discontinued operations are summarized as follows:

	Three Months Ended		Six Months Ended
	October 23,	October 25,	October 23,	October 25,
	2016	2015	2016	2015
Net revenues	$34,283	$39,254	$69,493	$82,493
Valuation charges	834	24	834	4,424
Depreciation expense	1,142	3,249	3,944	6,670
Pretax income from discontinued operations	2,480	5,616	4,177	3,304
Income tax provision from discontinued operations	(1,135)	—	(1,162)	—
Income from discontinued operations	1,345	5,616	3,015	3,304

The assets and liabilities held for sale were as follows:

	October 23,	April 24,
	2016	2016
Current assets:
Accounts receivable	$685	$768
Inventory	636	726
Prepaid expenses and other assets	869	867
Property and equipment, net	86,902	—
Goodwill	28,361
Other intangible assets, net	20,998	—
Other	220	—
Total current assets held for sale	$138,671	$2,361

Long-term assets:
Property and equipment, net	$—	$88,717
Goodwill	—	29,195
Other intangible assets, net	—	20,998
Prepaid deposits and other	—	220
Total long-term assets held for sale	$—	$139,130

Current liabilities:
Accounts payable	$2,625	$2,291
Payroll and related	2,125	2,173
Property and other taxes	1,359	613
Progressive jackpots and slot club awards	1,894	1,859
Other	344	390
Total liabilities related to assets held for sale	$8,347	$7,326

5.  Long-Term Debt

Long-term debt consists of the following:

	October 23,	April 24,
	2016	2016
Senior Secured Credit Facility:
Revolving line of credit, expires April 19, 2018, interest payable at least quarterly at either LIBOR and/or prime plus a margin	$42,300	$67,500
5.875% Senior Notes, interest payable semi-annually March 15 and September 15, net	502,310	502,541
8.875% Senior Subordinated Notes, interest payable semi-annually June 15 and December 15	350,000	350,000
Other	2,613	2,652
	897,223	922,693
Less current maturities	83	80
Less deferred financing costs, net	9,741	10,925
Long-term debt less unamortized debt issuance costs	$887,399	$911,688

Senior Secured Credit Facility—Our Senior Secured Credit Facility as amended and restated (“Credit Facility”) consists of a $300,000 revolving line of credit. The Credit Facility is secured on a first priority basis by substantially all of our assets and guaranteed by substantially all of our significant subsidiaries.

Our net revolving line of credit availability at October 23, 2016, as limited by our outstanding borrowings, was approximately $249,400, after consideration of approximately $8,300 in outstanding letters of credit. We have an annual commitment fee related to the unused portion of the Credit Facility of up to 0.55%, which is included in interest expense in the accompanying consolidated statements of operations. The weighted average effective interest rates of the Credit Facility for the six months ended October 23, 2016 was 2.84%.

The Credit Facility includes a number of affirmative and negative covenants. Additionally, we must comply with certain financial covenants including maintenance of a total leverage ratio, senior secured leverage ratio and minimum interest coverage ratio. The Credit Facility also restricts our ability to make certain investments or distributions. We were in compliance with the covenants as of October 23, 2016.

On November 14, 2016, we amended the Credit Facility to modify the maximum amount of proceeds allowable for asset sales to exclude the sale of our Lake Charles property.

5.875% Senior Notes—In March 2013, we issued $350,000 of 5.875% Senior Notes due 2021 (“5.875% Senior Notes”). The net proceeds from the issuance were used to repay term loans under our Credit Facility. On April 14, 2015, we issued an additional $150,000 of 5.875% Senior Notes at a price of 102.0%, which have the same terms and are treated as the same class as the outstanding 5.875% Senior Notes (the “April 2015 issuance”). After deducting the underwriting fees, the net proceeds of $151,500 from the April 2015 issuance were used to purchase a portion of our previously outstanding 7.75% Senior Notes validly tendered pursuant to a cash tender offer for any and all of our outstanding 7.75% Senior Notes (the “Tender Offer”). As a result of these issuances, we capitalized deferred financing costs of $217 in the six months ended October 25, 2015.

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

The 5.875% Senior Notes and 8.875% Senior Subordinated Notes are guaranteed, on a joint and several basis, by substantially all of our significant subsidiaries and certain other subsidiaries as described in Note 11. All of the guarantor subsidiaries are wholly owned by us.

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

Extinguishment of 7.75% Senior Notes—In March 2011, we issued $300,000 of 7.75% Senior Notes due 2019 at a price of 99.264% (“7.75% Senior Notes”).  On April 13, 2015, we accepted for purchase $237,832 of the outstanding 7.75% Senior Notes validly tendered pursuant to a tender offer and we funded the payments utilizing the net proceeds from the 5.875% Senior Notes April 2015 issuance, additional borrowings under our Credit Facility and cash on hand. On April 14, 2015, we issued an irrevocable notice of redemption of the remaining $62,168 of outstanding 7.75% Senior Notes at a redemption price of 103.875% of the principal amount, plus accrued and unpaid interest at the redemption date in accordance with the terms of the indenture governing the 7.75% Senior Notes.  On May 14, 2015, we completed the redemption for approximately $65,000, utilizing additional borrowings under our Credit Facility and cash on hand. As a result of the completed redemption, we incurred expenses related to the write-off of the remaining deferred financing costs and the discount, redemption fees and other related costs of $2,966, recorded as a loss on early extinguishment of debt in the consolidated statement of operations for the six months ended October 25, 2015.

6.  Earnings Per Share

The following table sets forth the computation of basic and diluted income (loss) per share:

	Three Months Ended		Six Months Ended
	October 23,	October 25,	October 23,	October 25,
	2016	2015	2016	2015
Numerator:
Income applicable to common shares:
Income from continuing operations	$22,365	$5,834	$31,009	$11,290
Income from discontinued operations	1,345	5,616	3,015	3,304

Net income	$23,710	$11,450	$34,024	$14,594

Denominator:
Denominator for basic earnings (loss) per share - weighted average shares	41,311,259	40,697,797	41,287,311	40,639,301
Effect of dilutive securities
Employee stock options	85,398	194,050	72,319	192,873
Restricted stock units	195,388	534,528	154,832	509,401
Denominator for diluted earnings (loss) per share - adjusted weighted average shares and assumed conversions	41,592,045	41,426,375	41,514,462	41,341,575

Basic earnings per share:
Income from continuing operations	$0.54	$0.14	$0.75	$0.28
Income from discontinued operations	0.03	0.14	0.07	0.08
Net income	$0.57	$0.28	$0.82	$0.36

Diluted earnings per share:
Income from continuing operations	$0.54	$0.14	$0.75	$0.27
Income from discontinued operations	0.03	0.14	0.07	0.08
Net income	$0.57	$0.28	$0.82	$0.35

Our basic earnings per share are computed by dividing net income by the weighted average number of shares outstanding for the period. Diluted earnings per share reflect the additional dilution from all potentially dilutive securities such as stock options and restricted stock units. Stock options with an exercise price in excess of the average market price of our common stock during the periods representing 356,195 and 65,460 shares, which were anti-dilutive, were excluded from the calculation of common shares for diluted earnings per share for the three and six months ended October 23, 2016 and October 25, 2015, respectively.

7.  Stock Based Compensation

Under our 2009 Long-Term Incentive Plan, as amended from time to time, we have issued restricted stock units, performance stock units, restricted stock and stock options.

Restricted Stock Units—During the six months ended October 23, 2016, we granted 145,516 restricted stock units (“RSUs”) to employees with a weighted average fair market value of $15.16 per unit on the date of grant. The RSUs are awarded to employees under annual long-term incentive grants which will vest and be converted to stock ratably over three years commencing on the one-year anniversary of the grant date.  Our aggregate estimate of forfeitures for restricted stock units is 10.7%. As of October 23, 2016, our unrecognized compensation cost for these RSUs was $1,756.

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

Performance Stock Units—During the six months ended October 23, 2016, we granted performance stock units (“PSUs”) to employees with a company performance condition that will determine the number of shares to ultimately vest, if any, up to 216,699 shares.  Any shares earned will vest at the end of three years from the date of grant.  The probability of meeting the performance condition will be assessed on a regular basis and compensation cost will be adjusted accordingly. Our aggregate estimate of forfeitures for performance stock units for employees is 17.7%. As of October 23, 2016, our unrecognized compensation cost for these PSUs is $2,781, based on current probability assumptions.

Restricted Stock—During the six months ended October 23, 2016, we issued 32,239 shares of restricted stock to directors with a grant-date fair value of $21.60. Restricted stock awarded under annual long-term incentive grants to employees primarily vests one-third on each anniversary of the grant date and grants to directors vest one-half on the grant date and one-half on the first anniversary of the grant date. Our aggregate estimate of forfeitures for restricted stock for employees and directors is 10.0% and 0%, respectively. As of October 23, 2016, our unrecognized compensation cost for unvested restricted stock was $795 with a remaining weighted average vesting period of 1.0 years.

Stock Options—During the six months ended October 23, 2016, we issued 310,735 non-qualified stock options, which have a maximum term of seven years and are exercisable in yearly installments of 20% commencing one year after the grant date. The options have a per share grant date fair value of $5.968 utilizing the Black-Scholes-Merton option pricing model with the range of assumptions disclosed in the following table:

Six Months Ended
October 23, 2016
Weighted average expected volatility	44.41%
Expected dividend yield	0.00%
Weighted average expected term (in years)	5
Weighted average risk-free interest rate	1.69%

Weighted average volatility is calculated using the historical volatility of our stock price over a range of dates equal to the expected term of the grant’s options. The weighted average expected term is calculated using historical data that is representative of the option for which the fair value is to be determined. The expected term represents the period of time that options granted are expected to be outstanding. The weighted average risk-free rate is based on the U.S. Treasury yield curve in effect at the time of the grant for the approximate period of time equivalent to the grant’s expected term.  As of October 23, 2016, our aggregate forfeiture rate is 14.5% and our unrecognized compensation cost for unvested options was $1,999.

8.  Fair Value

Items Measured at Fair Value on a Recurring Basis—The following table sets forth the assets measured at fair value on a recurring basis, by input level, in the consolidated balance sheets at October 23, 2016 and April 24, 2016:

	October 23, 2016
	Level 1	Level 2	Total
Assets:
Marketable securities	$9,092	$9,931	$19,023
Restricted cash and investments	6,508	3,361	9,869

	April 24, 2016
	Level 1	Level 2	Total
Assets:
Marketable securities	$8,950	$10,388	$19,338
Restricted cash and investments	6,362	3,457	9,819

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

Other Financial Instruments - The estimated carrying amounts and fair values of our other financial instruments are as follows:

	October 23, 2016		April 24, 2016
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
Financial liabilities:
Revolving line of credit	$42,300	$42,089	$67,500	$66,150
5.875% Senior notes	502,310	521,860	502,541	520,000
8.875% Senior subordinated notes	350,000	371,221	350,000	367,206
Other long-term debt	2,613	2,613	2,652	2,652
Other long-term liabilities	13,912	13,912	13,912	13,912

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

9.  Income Taxes

Our effective tax rate (“ETR”) from continuing operations for the three and six months ended October 23, 2016 was (384.75%) and (117.2%), as compared to an ETR of 13.25% and 13.37% for the three and six months ended October 25, 2015.  Our ETR is based on statutory rates applied to our pretax book income, adjusted for permanent differences and other items, including partial release of valuation allowances due to current year pretax book income and changes in status of certain indefinite lived intangible assets.

As of October 23, 2016, we had a full valuation allowance on our federal and state deferred tax assets other than those related to the state deferred tax assets at our Florida casino.  In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will be realized.  Realization of deferred tax assets is dependent on generating sufficient taxable income prior to expiration of the loss carryforwards. Due to the Company’s history of losses, valuation allowances have been established except for future taxable income that will result from the reversal of taxable temporary differences, other than the indefinite lived intangibles.

The assets and liabilities of Lake Charles and Marquette were classified as held for sale as of October 23, 2016 (see Note 4).  The deferred tax liability associated with the goodwill and intangible assets of these two entities, previously treated as indefinite lived, now have a finite life.  The expected reversal of this deferred tax liability associated with this goodwill and intangible assets have resulted in the release of $19,552 of valuation allowances previously recognized in prior years.  We expect that the estimated tax gain on these probable transactions, combined with the current year estimated income, are expected to offset our remaining federal net operating losses and credits and result in the release of the remaining related valuation allowance.

10.  Supplemental Disclosures

Cash Flow — For the six months ended October 23, 2016 and October 25, 2015, we made net cash interest payments of $31,712 and $33,208, respectively. Additionally, we made net income tax payments of $125 and $130 during the six months ended October 23, 2016 and October 25, 2015, respectively.

The change in accrued purchases of property and equipment in accounts payable was a decrease of $6,069 and an increase of $4,739, for the six months ended October 23, 2016 and October 25, 2015, respectively.

During the six months ended October 23, 2016, we capitalized interest of $247, primarily related to our land-based casino construction at our Bettendorf property, which was completed on June 24, 2016. During the six months ended October 25, 2015, we capitalized interest of $212, primarily related to hotel renovations and land-based casino construction at our Bettendorf property.

11.  Consolidating Condensed Financial Information

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

Consolidating condensed balance sheets as of October 23, 2016 and April 24, 2016 are as follows:

	As of October 23, 2016
	Isle of Capri			Consolidating
	Casinos, Inc.		Non-	and	Isle of Capri
	(Parent	Guarantor	Guarantor	Eliminating	Casinos, Inc.
	Obligor)	Subsidiaries	Subsidiaries	Entries	Consolidated
Balance Sheet
Current assets	$39,776	$206,004	$21,063	$(3,835)	$263,008
Intercompany receivables	379,546	—	—	(379,546)	—
Investments in subsidiaries	608,995	3,358	—	(612,353)	—
Property and equipment, net	3,534	789,032	22,966	—	815,532
Other assets	28,851	118,100	27,634	(44,769)	129,816
Total assets	$1,060,702	$1,116,494	$71,663	$(1,040,503)	$1,208,356

Current liabilities	$59,366	$76,886	$26,661	$(3,835)	$159,078
Intercompany payables	—	327,827	51,719	(379,546)	—
Long-term debt, less current maturities and net deferred financing costs	887,399	—	—	—	887,399
Other accrued liabilities	5,315	85,747	6,964	(44,769)	53,257
Stockholders’ equity	108,622	626,034	(13,681)	(612,353)	108,622
Total liabilities and stockholders’ equity	$1,060,702	$1,116,494	$71,663	$(1,040,503)	$1,208,356

	As of April 24, 2016
	Isle of Capri			Consolidating
	Casinos, Inc.		Non-	and	Isle of Capri
	(Parent	Guarantor	Guarantor	Eliminating	Casinos, Inc.
	Obligor)	Subsidiaries	Subsidiaries	Entries	Consolidated
Balance Sheet
Current assets	$10,575	$76,646	$25,804	$(130)	$112,895
Intercompany receivables	424,693	—	—	(424,693)	—
Investments in subsidiaries	586,569	3,358	—	(589,927)	—
Property and equipment, net	3,650	782,636	24,164	—	810,450
Other assets	4,205	258,204	26,974	(18,504)	270,879
Total assets	$1,029,692	$1,120,844	$76,942	$(1,033,254)	$1,194,224

Current liabilities	$35,862	$77,128	$24,687	$(130)	$137,547
Intercompany payables	—	371,104	53,589	(424,693)	—
Long-term debt, less current maturities and net deferred financing costs	911,688	—	—	—	911,688
Other accrued liabilities	6,524	74,267	7,084	(18,504)	69,371
Stockholders’ equity	75,618	598,345	(8,418)	(589,927)	75,618
Total liabilities and stockholders’ equity	$1,029,692	$1,120,844	$76,942	$(1,033,254)	$1,194,224

Consolidating condensed statements of operations for the three and six months ended October 23, 2016 and October 25, 2015 are as follows:

	For the Three Months Ended October 23, 2016
	Isle of Capri			Consolidating
	Casinos, Inc.		Non-	and	Isle of Capri
	(Parent	Guarantor	Guarantor	Eliminating	Casinos, Inc.
Statement of Operations	Obligor)	Subsidiaries	Subsidiaries	Entries	Consolidated
Revenues:
Casino	$—	$199,295	$10,144	$—	$209,439
Rooms, food, beverage, pari-mutuel and other	33	30,302	2,997	(1,917)	31,415
Management fee revenue	7,018	—	—	(7,018)	—
Gross revenues	7,051	229,597	13,141	(8,935)	240,854
Less promotional allowances	—	(40,120)	(2,172)	—	(42,292)
Net revenues	7,051	189,477	10,969	(8,935)	198,562

Operating expenses:
Casino	—	28,085	1,682	—	29,767
Gaming taxes	—	48,998	4,189	—	53,187
Rooms, food, beverage, pari-mutuel and other	13,068	61,883	3,789	(1,917)	76,823
Management fee expense	—	6,718	300	(7,018)	—
Depreciation and amortization	269	16,487	696	—	17,452
Total operating expenses	13,337	162,171	10,656	(8,935)	177,229

Operating income (loss)	(6,286)	27,306	313	—	21,333
Interest expense, net	(7,603)	(8,686)	(430)	—	(16,719)
Equity in income (loss) of subsidiaries	15,058	(360)	—	(14,698)	—
Income (loss) from continuing operations before income taxes	1,169	18,260	(117)	(14,698)	4,614
Income tax benefit (provision)	21,196	(3,374)	(71)	—	17,751
Income (loss) from continuing operations	22,365	14,886	(188)	(14,698)	22,365
Income (loss) of discontinued operations	1,345	321	—	(321)	1,345
Net income (loss)	$23,710	$15,207	$(188)	$(15,019)	$23,710

	For the Three Months Ended October 25, 2015
	Isle of Capri			Consolidating
	Casinos, Inc.		Non-	and	Isle of Capri
	(Parent	Guarantor	Guarantor	Eliminating	Casinos, Inc.
Statement of Operations	Obligor)	Subsidiaries	Subsidiaries	Entries	Consolidated
Revenues:
Casino	$—	$199,224	$10,973	$—	$210,197
Rooms, food, beverage, pari-mutuel and other	17	30,957	3,150	(2,043)	32,081
Management fee revenue	7,088	—	—	(7,088)	—
Gross revenues	7,105	230,181	14,123	(9,131)	242,278
Less promotional allowances	—	(39,368)	(2,456)	—	(41,824)
Net revenues	7,105	190,813	11,667	(9,131)	200,454

Operating expenses:
Casino	—	29,074	1,719	—	30,793
Gaming taxes	—	49,103	4,400	—	53,503
Rooms, food, beverage, pari-mutuel and other	7,780	64,139	4,708	(2,043)	74,584
Management fee expense	—	6,788	300	(7,088)	—
Depreciation and amortization	433	16,420	1,070	—	17,923
Total operating expenses	8,213	165,524	12,197	(9,131)	176,803

Operating income (loss)	(1,108)	25,289	(530)	—	23,651
Interest expense, net	(7,486)	(8,906)	(533)	—	(16,925)
Equity in income (loss) of subsidiaries	12,352	497	—	(12,849)	—
Income (loss) from continuing operations before income taxes	3,758	16,880	(1,063)	(12,849)	6,726
Income tax benefit (provision)	2,076	(3,670)	702	—	(892)
Income (loss) from continuining operations	5,834	13,210	(361)	(12,849)	5,834
Income (loss) of discontinued operations	5,616	3,675	—	(3,675)	5,616
Net income (loss)	$11,450	$16,885	$(361)	$(16,524)	$11,450

	For the Six Months Ended October 23, 2016
	Isle of Capri			Consolidating
	Casinos, Inc.		Non-	and	Isle of Capri
	(Parent	Guarantor	Guarantor	Eliminating	Casinos, Inc.
Statement of Operations	Obligor)	Subsidiaries	Subsidiaries	Entries	Consolidated
Revenues:
Casino	$—	$406,343	$21,077	$—	$427,420
Rooms, food, beverage, pari-mutuel and other	35	61,907	6,121	(3,965)	64,098
Management fee revenue	14,318	—	—	(14,318)	—
Gross revenues	14,353	468,250	27,198	(18,283)	491,518
Less promotional allowances	—	(82,859)	(4,451)	—	(87,310)
Net revenues	14,353	385,391	22,747	(18,283)	404,208

Operating expenses:
Casino	—	57,333	3,435	—	60,768
Gaming taxes	—	99,749	8,688	—	108,437
Rooms, food, beverage, pari-mutuel and other	21,308	127,086	8,403	(3,965)	152,832
Management fee expense	—	13,718	600	(14,318)	—
Depreciation and amortization	606	32,396	1,657	—	34,659
Total operating expenses	21,914	330,282	22,783	(18,283)	356,696

Operating income (loss)	(7,561)	55,109	(36)	—	47,512
Interest expense, net	(15,220)	(17,154)	(861)	—	(33,235)
Loss on early extinguishment of debt	—	—	—	—	—
Equity in income (loss) of subsidiaries	27,063	224	—	(27,287)	—
Income (loss) from continuing operations before income taxes	4,282	38,179	(897)	(27,287)	14,277
Income tax benefit (provision)	26,727	(10,630)	635	—	16,732
Income (loss) from continuining operations	31,009	27,549	(262)	(27,287)	31,009
Income (loss) of discontinued operations	3,015	(31)	—	31	3,015
Net income (loss)	$34,024	$27,518	$(262)	$(27,256)	$34,024

	For the Six Months Ended October 25, 2015
	Isle of Capri			Consolidating
	Casinos, Inc.		Non-	and	Isle of Capri
	(Parent	Guarantor	Guarantor	Eliminating	Casinos, Inc.
Statement of Operations	Obligor)	Subsidiaries	Subsidiaries	Entries	Consolidated
Revenues:
Casino	$—	$405,843	$22,196	$—	$428,039
Rooms, food, beverage, pari-mutuel and other	35	62,811	6,380	(4,183)	65,043
Management fee revenue	14,419	—	—	(14,419)	—
Gross revenues	14,454	468,654	28,576	(18,602)	493,082
Less promotional allowances	—	(79,449)	(4,951)	—	(84,400)
Net revenues	14,454	389,205	23,625	(18,602)	408,682

Operating expenses:
Casino	—	58,507	3,571	—	62,078
Gaming taxes	—	100,101	8,893	—	108,994
Rooms, food, beverage, pari-mutuel and other	15,127	130,855	10,692	(4,183)	152,491
Management fee expense	—	13,819	600	(14,419)	—
Depreciation and amortization	889	31,810	2,134	—	34,833
Total operating expenses	16,016	335,092	25,890	(18,602)	358,396

Operating income (loss)	(1,562)	54,113	(2,265)	—	50,286
Interest expense, net	(15,329)	(17,890)	(1,068)	—	(34,287)
Loss on early extinguishment of debt	(2,966)	—	—	—	(2,966)
Equity in income (loss) of subsidiaries	24,643	41	—	(24,684)	—
Income (loss) from continuing operations before income taxes	4,786	36,264	(3,333)	(24,684)	13,033
Income tax benefit (provision)	6,504	(10,096)	1,849	—	(1,743)
Income (loss) from continuining operations	11,290	26,168	(1,484)	(24,684)	11,290
Income (loss) of discontinued operations	3,304	175	—	(175)	3,304
Net income (loss)	$14,594	$26,343	$(1,484)	$(24,859)	$14,594

Consolidating condensed statements of cash flows for the six months ended October 23, 2016 and October 25, 2015 are as follows:

	Six Months Ended October 23, 2016
	Isle of Capri			Consolidating
	Casinos, Inc.		Non-	and	Isle of Capri
	(Parent	Guarantor	Guarantor	Eliminating	Casinos, Inc.
Statement of Cash Flows	Obligor)	Subsidiaries	Subsidiaries	Entries	Consolidated
Net cash (used in) provided by operating activities	$(26,317)	$86,739	$2,562	$—	$62,984

Investing Activities:
Purchases of property and equipment, net of proceeds	(680)	(45,542)	(362)	—	(46,584)
Restricted cash and investments	—	—	34	—	34
Parent company investment in subsidiaries	50,147	—	—	(50,147)	—
Net cash provided by (used in) investing activities	49,467	(45,542)	(328)	(50,147)	(46,550)

Financing Activities:
Principal payments on debt	(39)	—	—	—	(39)
Net repayments on line of credit	(25,200)	—	—	—	(25,200)
Proceeds from exercise of stock options	606	—	—	—	606
Net proceeds from (payments to) related parties	—	(43,278)	(6,869)	50,147	—
Net cash provided by (used in) by financing activities	(24,633)	(43,278)	(6,869)	50,147	(24,633)

Net increase (decrease) in cash and cash equivalents	(1,483)	(2,081)	(4,635)	—	(8,199)
Cash and cash equivalents at beginning of period	5,155	48,382	8,589	—	62,126
Cash and cash equivalents at end of the period	$3,672	$46,301	$3,954	$—	$53,927

	Six Months Ended October 25, 2015
	Isle of Capri			Consolidating
	Casinos, Inc.		Non-	and	Isle of Capri
	(Parent	Guarantor	Guarantor	Eliminating	Casinos, Inc.
Statement of Cash Flows	Obligor)	Subsidiaries	Subsidiaries	Entries	Consolidated
Net cash (used in) provided by operating activities	$(8,372)	$66,169	$3,593	$—	$61,390

Investing Activities:
Purchases of property and equipment, net of proceeds	(362)	(32,562)	(267)	—	(33,191)
Proceeds from sales of assets held for sale	—	11,448	—	—	11,448
Restricted cash and investments	—	—	(250)	—	(250)
Parent company investment in subsidiaries	45,783	—	—	(45,783)	—
Net cash provided by (used in) investing activities	45,421	(21,114)	(517)	(45,783)	(21,993)

Financing Activities:
Principal payments on debt	(62,204)	—	(158)	—	(62,362)
Net borrowings on line of credit	28,100	—	—	—	28,100
Payment of other long-term obligation	—	(9,384)	—	—	(9,384)
Premium payments on retirement of long-term debt	(2,409)	—	—	—	(2,409)
Payments of deferred financing costs	(217)	—	—	—	(217)
Proceeds from exercise of stock options	665	—	—	—	665
Net proceeds from (payments to) related parties	—	(42,576)	(3,207)	45,783	—
Net cash used in financing activities	(36,065)	(51,960)	(3,365)	45,783	(45,607)

Net increase (decrease) in cash and cash equivalents	984	(6,905)	(289)	—	(6,210)
Cash and cash equivalents at beginning of period	5,077	53,033	8,327	—	66,437
Cash and cash equivalents at end of the period	$6,061	$46,128	$8,038	$—	$60,227

12.  Commitments and Contingencies

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

Items Impacting Income from Continuing Operations

Pending Merger—On September 19, 2016, we entered into a definitive merger agreement whereby Eldorado Resorts, Inc. (“Eldorado,” or “ERI”) will acquire all of the outstanding shares of Isle of Capri Casinos, Inc. (“Isle”) for $23.00 in cash or 1.638 shares of Eldorado common stock, at the election of each Isle shareholder, reflecting total consideration of approximately $1.7 billion. Upon completion of the transaction, Eldorado and Isle shareholders will hold approximately 62% and 38%, respectively, of the combined company’s outstanding shares. As a result of the merger, Isle will cease to be a publicly traded company.

The transaction has been unanimously approved by the Boards of Directors of both Eldorado and Isle. The transaction is subject to approval of the stockholders of Eldorado and Isle, the approval of applicable gaming authorities and other customary closing conditions, and is expected to be consummated in the second calendar quarter of 2017.

Other than transaction expenses associated with the merger of $3.4 million for the three and six months ended October 23, 2016, the terms of the agreement did not impact the Company’s consolidated financial statements.

Debt Refinancing—In May 2015, we redeemed the remaining $62.0 million of our 7.75% Senior Notes and incurred a loss on early extinguishment of debt of $3.0 million in the six months ended October 25, 2015.

Hurricane Matthew—On October 6, 2016, our property in Pompano Beach, Florida was closed for 24 hours due to Hurricane Matthew.

Income Tax Benefit—During the three and six months ended October 23, 2016, we released a valuation allowance of $19.6 million as a result of the change in status of the indefinite lived intangible assets associated with our Lake Charles and Marquette properties.

Discontinued Operations— On August 22, 2016, we entered into a definitive agreement to sell our casino and hotel property in Lake Charles, Louisiana, for $134.5 million, subject to a customary purchase price adjustment, to an affiliate of Laguna Development Corporation, a Pueblo of Laguna-owned business based in Albuquerque, New Mexico. The transaction is expected to be completed in late fiscal 2017 or early fiscal 2018, subject to Louisiana Gaming Board approval and other customary closing conditions.

On October 23, 2016, we entered into a definitive agreement to sell our casino in Marquette, Iowa, for $40.0 million, subject to a customary working capital adjustment, to an affiliate of Casino Queen, based in Swansea, Illinois. The transaction is expected to be completed in early fiscal 2018, subject to the Iowa Racing and Gaming Commission, the Illinois Gaming Control Board and other customary closing conditions.

In the second quarter of fiscal 2017, Lake Charles and Marquette met the requirements for presentation as assets held for sale and discontinued operations under generally accepted accounting principles. Accordingly, the operations of Lake Charles and Marquette have been classified as discontinued operations and as assets held for sale for all period presented.

On October 19, 2015, we closed our casino property in Natchez, Mississippi and completed the previously announced sale of the hotel and certain related non-gaming assets to Casino Holding Investment Partners, LLC for net cash proceeds of $11.4 million.  As a result of our decision to separately sell the Natchez gaming vessel and certain other assets, we determined that the carrying value of the assets were greater than their net realizable value and recorded a non-cash pretax charge of $4.4 million during the six months ended October 25, 2015. Subsequently, we recorded a net gain of $2.0 million in discontinued operations during fiscal 2016. The net gain consisted of a gain on the sale of the hotel and related non-gaming assets of $6.4 million, offset by the non-cash pretax charge of $4.4 million. The operations of our Natchez property have been classified as discontinued for all periods presented.

Results of Operations

Revenues and operating expenses for the three and six months ended October 23, 2016 and October 25, 2015 are as follows:

	Three Months Ended
	October 23,	October 25,		Percentage
(in thousands)	2016	2015	Variance	Variance
Revenues:
Casino	$209,439	$210,197	$(758)	-0.4%
Rooms	5,897	5,624	273	4.9%
Food, beverage, pari-mutuel and other	25,518	26,457	(939)	-3.5%
Gross revenues	240,854	242,278	(1,424)	-0.6%
Less promotional allowances	(42,292)	(41,824)	(468)	1.1%
Net revenues	198,562	200,454	(1,892)	-0.9%

Operating expenses:
Casino	29,767	30,793	(1,026)	-3.3%
Gaming taxes	53,187	53,503	(316)	-0.6%
Rooms	1,526	1,516	10	0.7%
Food, beverage, pari-mutuel and other	8,975	9,851	(876)	-8.9%
Marine and facilities	10,464	11,011	(547)	-5.0%
Marketing and administrative	44,169	45,220	(1,051)	-2.3%
Corporate and development	8,276	6,986	1,290	18.5%
Transacton expense	3,413	—	3,413	N/M
Depreciation and amortization	17,452	17,923	(471)	-2.6%
Total operating expenses	$177,229	$176,803	426	0.2%

	Six Months Ended
	October 23,	October 25,		Percentage
(in thousands)	2016	2015	Variance	Variance
Revenues:
Casino	$427,420	$428,039	$(619)	-0.1%
Rooms	11,614	11,235	379	3.4%
Food, beverage, pari-mutuel and other	52,484	53,808	(1,324)	-2.5%
Gross revenues	491,518	493,082	(1,564)	-0.3%
Less promotional allowances	(87,310)	(84,400)	(2,910)	3.4%
Net revenues	404,208	408,682	(4,474)	-1.1%

Operating expenses:
Casino	60,768	62,078	(1,310)	-2.1%
Gaming taxes	108,437	108,994	(557)	-0.5%
Rooms	2,880	2,938	(58)	-2.0%
Food, beverage, pari-mutuel and other	18,779	20,588	(1,809)	-8.8%
Marine and facilities	21,139	22,176	(1,037)	-4.7%
Marketing and administrative	90,546	92,160	(1,614)	-1.8%
Corporate and development	15,478	14,629	849	5.8%
Preopening expense	597	—	597	N/M
Transaction expense	3,413	—	3,413	N/M
Depreciation and amortization	34,659	34,833	(174)	-0.5%
Total operating expenses	$356,696	$358,396	(1,700)	-0.5%

Casino — Casino revenues decreased $0.8 million, or 0.4%, for the three months ended October 23, 2016, as compared to the same period in fiscal 2016.

Casino revenues decreased $0.6 million, or 0.1%, for the six months ended October 23, 2016, as compared to the same period in fiscal 2016.

Casino operating expenses decreased $1.0 million, or 3.3%, and $1.3 million, or 2.1%, for the three and six months ended October 23, 2016, respectively, as compared to the same period in the prior fiscal year. The decrease in casino operating expenses reflects our continuing efforts to manage our casino operating expenses.

Gaming Taxes — State and local gaming taxes decreased $0.3 million, or 0.6%, and $0.6 million, or 0.5%, for the three and six months ended October 23, 2016, respectively, as compared to the same period in the prior fiscal year, which is a result of changes in our overall gaming revenues and changes in the mix of gaming revenues derived from states with different gaming tax rates.

Rooms — Rooms revenue increased $0.3 million, or 4.9%, and $0.4 million, or 3.4%, during the three and six months ended October 23, 2016, respectively, as compared to the same period in the prior fiscal year.

Food, beverage, pari-mutuel and other — Food, beverage, pari-mutuel and other revenue decreased $0.9 million, or 3.5%, and $1.3 million, or 2.5%, for the three and six months ended October 23, 2016, as compared to the same period in fiscal 2016, primarily resulting from the closures of our buffets in Kansas City and Black Hawk for renovations.  The Kansas City buffet closed during the first quarter and the Black Hawk buffet closed in early September. Both buffets are expected to reopen in December of this year.

Food, beverage, pari-mutuel and other expense — Food, beverage, pari-mutuel and other expense decreased $0.9 million, or 8.9%, and $1.8 million, or 8.8%, for the three and six months ended October 23, 2016, as compared to the same period in fiscal 2016, due in part to the closure of the Kansas City and Black Hawk buffets and initiatives to reduce cost of sales.

Promotional Allowances — Promotional allowances increased $0.5 million, or 1.1%, and $2.9 million, or 3.4%, for the three and six months ended October 23, 2016, as compared to the same period in the prior fiscal year, reflecting changes in our marketing programs.

Marketing and Administrative —  Marketing and administrative expenses decreased $1.1 million, or 2.3%, for the three months ended October 23, 2016 as compared to the same period in the prior fiscal year. Excluding a $1.0 million gain on the sale of the Bettendorf vessel and the $0.3 million write-off of costs related to the potential development of a new administration building at Pompano, which we determined we would not move forward with during the quarter, marketing and administrative expenses decreased $0.4 million, or 0.8%, reflecting changes in our marketing programs as well as savings from cost reduction initiatives.

Marketing and administrative expenses decreased $1.6 million, or 1.8%, for the six months ended October 23, 2016 as compared to the same period in the prior fiscal year. Excluding a $1.0 million gain on the sale of the Bettendorf vessel and the $0.3 million write-off of costs related to the potential development of a new administration building at Pompano, which we determined we would not move forward with during the quarter, marketing and administrative expenses decreased $0.9 million, or 1.0%, reflecting changes in our marketing programs as well as savings from cost reduction initiatives.

Corporate and Development —Our corporate and development expenses increased $1.3 million during the three months ended October 23, 2016, compared to the same period of the prior fiscal year, largely a result of less favorable results year over year from our captive insurance company as well as higher legal fees related to ongoing litigation during the quarter.

During the six months ended October 23, 2016, our corporate and development expenses were $15.5 million compared to $14.6 million for the six months ended October 25, 2015.

Depreciation and Amortization — Depreciation and amortization expense for the three and six months ended October 23, 2016 decreased $0.5 million and $0.2 million, respectively, primarily due to certain assets becoming fully depreciated during the quarter.

Other Income (Expense) and Income Taxes

Interest expense, interest income, loss on early extinguishment of debt and income tax (provision) benefit for the three and six months ended October 23, 2016 and October 25, 2015 are as follows:

	Three Months Ended
	October 23,	October 25,		Percentage
(in thousands)	2016	2015	Variance	Variance

Interest expense	$(16,797)	$(17,004)	$207	-1.2%
Interest income	78	79	(1)	-1.3%
Income tax benefit (provision)	17,751	(892)	18,643	-2090.0%

	Six Months Ended
	October 23,	October 25,		Percentage
(in thousands)	2016	2015	Variance	Variance

Interest expense	$(33,390)	$(34,445)	$1,055	-3.1%
Interest income	155	158	(3)	-1.9%
Loss on early extinguishment of debt	—	(2,966)	2,966	-100.0%
Income tax benefit (provision)	16,732	(1,743)	18,475	-1060.0%

Interest Expense — Interest expense decreased $0.2 million, or 1.2%, and $1.0 million, or 3.1%, for the three and six months ended October 23, 2016, as compared to the same periods in the prior fiscal year. This decrease is primarily a result of a decrease in our overall debt balance and the benefit of refinancing our 7.75% Senior Notes in May 2015.  We capitalized interest expense of $0.2 million during the six months ended October 23, 2016, primarily related to our land-based casino construction at our Bettendorf property. We capitalized interest expense of $0.2 million during the six months ended October 25, 2015, primarily related to hotel renovations and land-based casino construction at our Bettendorf property.

Liquidity and Capital Resources

Cash Flows from Operating Activities - During the six months ended October 23, 2016, we generated $63.0 million in cash flows from operating activities compared to generating $61.4 million during the six months ended October 25, 2015. The year-over-year increase in cash flows from operating activities is primarily the result of the increase in operating income.

Cash Flows used in Investing Activities - During the six months ended October 23, 2016, we used $46.6 million for investing activities compared to using $22.0 million during the six months ended October 25, 2015. Significant investing activities for the six months ended October 23, 2016 included capital expenditures of $47.6 million, of which $27.9 million related to construction of our land based casino in Bettendorf. Significant investing activities for the six months ended October 25, 2015 included capital expenditures of $33.2 million offset by proceeds received from sales of assets held for sale of $11.4 million.

Cash Flows used in Financing Activities — During the six months ended October 23, 2016, our net cash flows used in financing activities were primarily utilized to repay $25.2 million in borrowings under our Credit Facility.

Significant transactions during the six months ended October 25, 2015 are as follow:

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

Availability of Cash and Additional Capital - At October 23, 2016, we had cash and cash equivalents of $53.9 million and marketable securities of $19.0 million. As of October 23, 2016, we had $42.3 million in outstanding revolving credit borrowings under our Credit Facility and our net line of credit availability was approximately $249.4 million, as limited by our outstanding borrowings and undrawn letters of credit.

Capital Expenditures and Development Activities— On June 24, 2016, we opened our new land-based casino at our property in Bettendorf. As of October 23, 2016, we have spent $51.6 million on the project, of which $27.9 million was during the six months ended October 23, 2016. We will continue to fund capital projects with cash generated by our operations and borrowings under our Credit Facility.

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

For a discussion of our significant accounting policies and estimates, please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations and Notes to Consolidated Financial Statements presented in our 2016 Annual Report on Form 10-K. There were no newly identified significant accounting estimates in the second quarter of fiscal year 2017, nor were there any material changes to the critical accounting policies and estimates set forth in our 2016 Annual Report.

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

ITEM 4.   CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer and Principal Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of October 23, 2016.  Based on this evaluation, our Chief Executive Officer and Principal Financial Officer have concluded that, as of October 23, 2016, our disclosure controls and procedures were effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports we file or submit under the Exchange Act of 1934 and such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in our internal controls over financial reporting during the fiscal quarter ended October 23, 2016, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.                         LEGAL PROCEEDINGS

A reference is made to the information contained in Footnote 11 of our unaudited consolidated financial statements included herein, which is incorporated herein by reference.

ITEM 1A.                RISK FACTORS

There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the year ended April 24, 2016, except for the following additional risk factors related to our acquisition by Eldorado Resorts, Inc., (“ERI”).

The merger agreement subjects us to restrictions on our business activities during the pendency of the merger.

The merger agreement pursuant to which ERI will acquire Isle subjects us to restrictions on our business activities and obligates us to generally operate our businesses in the ordinary course in all material respects during the pendency of the merger. These restrictions could prevent us from pursuing attractive business opportunities that arise prior to the completion of the merger and are outside of our ordinary course of business, and could otherwise have an adverse effect on our results of operations, cash flows and financial position.

We would also remain liable for significant transaction costs, including legal, accounting and financial advisory fees if the merger is not completed.

The market price of our common stock may reflect various market assumptions as to whether and when the merger will be completed. Consequently, the completion of, the failure to complete, or any delay in the completion of the merger could result in significant changes in the market price of our common stock. In addition, we have incurred and will continue to incur significant costs relating to the merger, such as legal, accounting, financial advisor and printing fees that will be required to be paid whether or not the merger is consummated. Further, we may be required to pay a termination fee depending on the circumstances surrounding the termination.

Whether or not the merger is completed, the pendency of the transaction could cause disruptions in our businesses, which could have an adverse effect on our businesses and financial results.

These disruptions could include the following:

•                  Our current and prospective employees may experience uncertainty about their future roles with the combined company or consider other employment alternatives, which might adversely affect our ability to retain or attract their respective key managers and other employees;

•                  Our current and prospective customers may anticipate changes in how they are served or the benefits offered by the our loyalty reward programs and may, as a result, choose to discontinue their patronage of casinos; and

•                  Our management’s attention may be diverted from the operation of the businesses toward the completion of the merger.

Obtaining required approvals and satisfying closing conditions may delay or prevent completion of the merger and may significantly reduce the benefits anticipated to be realized from the merger or could adversely affect the market price of our common stock or our future business and financial results.

Completion of the merger is subject to various closing conditions, including (a) our stockholders adopting the merger agreement and approving the merger at the Isle Special Meeting, (b) ERI’s stockholders approving the issuance of shares at the ERI Special Meeting, (c) the approval or expiration or termination of any applicable waiting period under the Hart-Scott-Rodino Act, (d) obtaining certain gaming approvals to the standards set forth in the merger agreement and (e) each of our and ERI’s receipt of a tax opinion to the effect that the merger will be treated as a “reorganization” within the meaning of Section 368(a) of the Code. If such conditions are not satisfied, the merger will not be consummated unless such conditions are validly waived. Such conditions may jeopardize or delay completion of the merger or may reduce the anticipated benefits of the merger. Further, no assurance can be given that the required consents and approvals will be obtained or that the required conditions to closing will be satisfied. Even if all such consents and approvals are obtained, no assurance can be given as to the terms, conditions and timing of the consents and approvals or that they will satisfy the terms of the merger agreement. If the merger is not completed by June 19, 2017, assuming that neither we nor ERI elect to extend this deadline as contemplated by the merger agreement, either ERI or we may terminate the merger agreement.

On October 21, 2016, the waiting period under the Hart-Scott-Rodino Act was terminated early by the FTC.

If the merger is not completed, the price of our common stock and our future business and operations could be harmed.

If the merger is not completed, we may be subject to material risks, including:

•                  failure to complete the merger may result in negative publicity and a negative impression of us in the investment community;

•                  certain costs related to the merger, such as legal, accounting and certain financial advisory fees, must be paid even if the merger is not completed;

•                  the diversion of management attention from day-to-day business and the unavoidable disruption to our employees and relationships with clients as a result of efforts and uncertainties relating to the merger may detract from our ability to grow revenue and minimize costs, which, in turn, may lead to a loss of market position that we could be unable to regain if the merger does not occur;

•                  under the merger agreement, we are subject to certain restrictions on the conduct of our business prior to completing the merger, which may affect our ability to execute certain of our business strategies;

•                  if our Board of Directors seeks another merger or business combination, you cannot be certain that we will be able to find a party willing to offer equivalent or more attractive consideration than ERI  has agreed to pay; and

•                  the price of our common stock may decline to the extent that the current market price of our common stock reflects a higher price than it otherwise would have based on the assumption that the merger will be completed.

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

ISLE OF CAPRI CASINOS, INC.

Dated: December 1, 2016	/s/ Michael A. Hart
Michael A. Hart
Sr. Vice President, Accounting and Treasurer
(Principal Financial Officer and Authorized Officer)

EXHIBIT NUMBER	DESCRIPTION
10.1

Seventh Agreement to Credit Agreement, dated as of November 14, 2016, among Isle of Capri Casinos, Inc., as borrower, certain subsidiaries of Isle of Capri Casinos, Inc., the financial institution listed therein, as Lenders, and Wells Fargo Bank, National Association, as one of the Requisite Lenders, Issuing Bank, Swing Line Lender and as the Administrative Agent.

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

101

The following financial statements and notes from the Isle of Capri Casinos, Inc. Quarterly Report on Form 10-Q for the quarter ended October 23, 2016, filed on December 1, 2016 formatted in XBRL: (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Stockholders’ Equity; (iv) Consolidated Statements of Cash Flows; and (v) Notes to Consolidated Financial Statements.