Form 10-Q
period 2017-01-22
ISLE OF CAPRI CASINOS INC
filed 2017-02-24
CIK 863015

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 22, 2017

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

As of February 23, 2017, the Company had a total of 41,359,419 shares of Common Stock outstanding (which excludes 706,729 shares held by us in treasury).

PART I—FINANCIAL INFORMATION

ITEM 1.                         FINANCIAL STATEMENTS

ISLE OF CAPRI CASINOS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

(Unaudited)

	January 22,	April 24,
	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$54,040	$62,126
Restricted cash	22,650	461
Marketable securities	17,479	19,338
Accounts receivable, net	9,937	12,484
Inventory	5,641	5,580
Prepaid expenses and other assets	14,471	10,545
Assets held for sale	139,335	2,361
Total current assets	263,553	112,895
Property and equipment, net	810,083	810,450
Other assets:
Goodwill	79,776	79,776
Other intangible assets, net	31,609	32,237
Deferred financing costs, net	2,374	3,777
Restricted cash and investments	9,827	9,819
Prepaid deposits and other	4,672	4,996
Deferred income taxes	536	1,144
Long-term assets held for sale	—	139,130
Total assets	$1,202,430	$1,194,224
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$85	$80
Accounts payable	21,748	27,432
Accrued liabilities:
Payroll and related	29,698	34,743
Property and other taxes	18,501	18,814
Income tax payable	71	123
Interest	13,976	14,678
Progressive jackpots and slot club awards	14,306	13,705
Deferred proceeds for assets held for sale	22,000	—
Other	20,472	20,646
Liabilities related to assets held for sale	6,716	7,326
Total current liabilities	147,573	137,547
Long-term debt, less current maturities and net deferred financing costs	881,161	911,688
Deferred income taxes	24,301	37,902
Other accrued liabilities	17,432	17,557
Other long-term liabilities	13,912	13,912
Stockholders’ equity:
Preferred stock, $.01 par value; 2,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value; 60,000,000 shares authorized; shares issued: 42,066,148 at January 22, 2017 and April 24, 2016	421	421
Class B common stock, $.01 par value; 3,000,000 shares authorized; none issued	—	—
Additional paid-in capital	240,815	244,472
Retained earnings (deficit)	(113,509)	(152,868)
	127,727	92,025
Treasury stock, 706,729 shares at January 22, 2017 and 1,300,955 at April 24, 2016	(9,676)	(16,407)
Total stockholders’ equity	118,051	75,618
Total liabilities and stockholders’ equity	$1,202,430	$1,194,224

See notes to the consolidated financial statements.

ISLE OF CAPRI CASINOS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	January 22,	January 24,	January 22,	January 24,
	2017	2016	2017	2016
Revenues:
Casino	$202,203	$205,707	$629,623	$633,746
Rooms	4,495	4,476	16,109	15,711
Food, beverage, pari-mutuel and other	26,297	27,098	78,781	80,906
Gross revenues	232,995	237,281	724,513	730,363
Less promotional allowances	(39,178)	(40,757)	(126,488)	(125,157)
Net revenues	193,817	196,524	598,025	605,206
Operating expenses:
Casino	29,258	30,644	90,026	92,722
Gaming taxes	51,610	52,295	160,047	161,289
Rooms	1,200	1,155	4,080	4,093
Food, beverage, pari-mutuel and other	9,936	10,783	28,715	31,371
Marine and facilities	9,977	10,260	31,116	32,436
Marketing and administrative	43,741	44,810	134,287	136,970
Corporate and development	5,859	6,141	21,337	20,770
Preopening expense	—	—	597	—
Transaction expense	733	—	4,146	—
Depreciation and amortization	17,281	17,318	51,940	52,151
Total operating expenses	169,595	173,406	526,291	531,802
Operating income	24,222	23,118	71,734	73,404
Interest expense	(16,650)	(16,836)	(50,040)	(51,281)
Interest income	75	75	230	233
Loss on early extinguishment of debt	—	—	—	(2,966)
Income from continuing operations before income taxes	7,647	6,357	21,924	19,390
Income tax benefit (provision)	(1,592)	(904)	15,140	(2,647)
Income from continuing operations	6,055	5,453	37,064	16,743
Income from discontinued operations, net of income tax provision of $1,058 and $2,220 for the three and nine months ended January 22, 2017, and income taxes of $- for the three and nine months ended January 24, 2016	2,110	1,162	5,125	4,466
Net income and Comprehensive income	$8,165	$6,615	$42,189	$21,209

Income per common share-basic:
Income from continuing operations	$0.15	$0.13	$0.90	$0.41
Income from discontinued operations, net of income taxes	0.05	0.03	0.12	0.11
Net income	$0.20	$0.16	$1.02	$0.52

Income per common share-diluted:
Income from continuing operations	$0.15	$0.13	$0.89	$0.40
Income from discontinued operations, net of income taxes	0.05	0.03	0.12	0.11
Net income	$0.20	$0.16	$1.01	$0.51

Weighted average basic shares	41,357,381	40,730,065	41,310,668	40,669,556
Weighted average diluted shares	41,804,445	41,444,564	41,601,651	41,417,021

See notes to the consolidated financial statements.

ISLE OF CAPRI CASINOS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share amounts)

(Unaudited)

	Shares of		Additional	Retained		Total
	Common	Common	Paid-in	Earnings	Treasury	Stockholders’
	Stock	Stock	Capital	(Deficit)	Stock	Equity
Balance, April 24, 2016	42,066,148	$421	$244,472	$(152,868)	$(16,407)	$75,618
Net income	—	—	—	42,189	—	42,189
Other comprehensive income (loss), net of tax	—	—	—	—	—	—
Exercise of stock options	—	—	(190)	—	812	622
Issuance of stock under compensation plans	—	—	(7,302)	(2,830)	5,480	(4,652)
Issuance of restricted stock	—	—	(439)	—	439	—
Stock compensation expense	—	—	4,274	—	—	4,274
Balance, January 22, 2017	42,066,148	$421	$240,815	$(113,509)	$(9,676)	$118,051

See notes to the consolidated financial statements.

ISLE OF CAPRI CASINOS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended
	January 22,	January 24,
	2017	2016
Operating activities:
Net income	$42,189	$21,209
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	55,884	61,995
Amortization of deferred financing costs	3,178	3,177
Amortization of debt premium	(339)	(333)
Loss on early extinguishment of debt	—	2,966
Gain on sale of discontinued operations	—	(6,424)
Valuation charges	1,152	4,424
Deferred income taxes	(12,994)	2,574
Stock compensation expense	4,274	3,836
(Gain) loss on disposal of assets	(964)	66
Changes in operating assets and liabilities:
Marketable securities	1,859	292
Accounts receivable	2,639	794
Income tax payable	(52)	(58)
Prepaid expenses and other assets	(3,537)	(4,374)
Accounts payable and accrued liabilities	(9,562)	(3,003)
Net cash provided by operating activities	83,727	87,141

Investing activities:
Purchase of property and equipment	(61,388)	(52,674)
Proceeds from sale of assets held for sale	—	11,448
Proceeds from sale of property and equipment	1,045	46
Increase in restricted cash and investments	(134)	(378)
Net cash used in investing activities	(60,477)	(41,558)

Financing activities:
Principal payments on debt	(58)	(62,380)
Net (repayments) borrowings on line of credit	(31,900)	21,400
Payment of other long-term obligation	—	(9,384)
Premium payments on retirement of long-term debt	—	(2,409)
Payment of deferred financing costs	—	(215)
Proceeds from exercise of stock options	622	767
Net cash used in financing activities	(31,336)	(52,221)

Net decrease in cash and cash equivalents	(8,086)	(6,638)
Cash and cash equivalents, beginning of period	62,126	66,437
Cash and cash equivalents, end of the period	$54,040	$59,799

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

Proposed Transaction with Eldorado Resorts, Inc.

On September 19, 2016, the Company entered into a definitive merger agreement whereby Eldorado Resorts, Inc. (“Eldorado” or “ERI”) will acquire all of the outstanding shares of Isle of Capri Casinos, Inc. (“Isle”) for $23.00 in cash or 1.638 shares of Eldorado common stock, at the election of each Isle shareholder, reflecting total consideration of approximately $950 million in cash and stock. Upon completion of the transaction, Eldorado and Isle shareholders will hold approximately 62% and 38%, respectively, of the combined company’s outstanding shares. As a result of the merger, Isle will cease to be a publicly traded company.

The transaction has been approved by the Boards of Directors and shareholders of both Eldorado and Isle. The transaction is subject to approval of applicable gaming authorities and other customary closing conditions, and is expected to be consummated in the second calendar quarter of 2017.

Other than transaction expenses associated with the merger of $733 and $4,146 for the three and nine months ended January 22, 2017, respectively, the terms of the agreement did not impact the Company’s consolidated financial statements.

2.  Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) and in accordance with accounting principles generally accepted in the United States of America for interim financial reporting. Accordingly, certain information and note disclosures normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States have been condensed or omitted. In management’s opinion, the accompanying interim condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of the results presented. The accompanying interim condensed consolidated financial statements have been prepared without audit. The results for interim periods are not necessarily indicative of results that may be expected for any other interim period or for the full year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended April 24, 2016 as filed with the SEC (Item 6 (Selected Financial Data), Item 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A)), Item 7A (Quantitative and Qualitative Disclosures About Market Risk) and Item 8 (Financial Statements and Supplementary Data) of foregoing Form 10-K have been superseded by the comparably titled information contained in our Current Report on Form 8-K filed with the SEC on December 21, 2016 and all of our other filings, including Current Reports on Form 8-K, filed with the SEC after such date and through the date of this report, which are available on the SEC’s website at www.sec.gov or our website at www.islecorp.com.

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

4.  Discontinued Operations

On August 22, 2016, we entered into a definitive agreement to sell our casino and hotel property in Lake Charles, Louisiana, for $134,500, subject to a customary purchase price adjustment, to an affiliate of Laguna Development Corporation, a Pueblo of Laguna-owned business based in Albuquerque, New Mexico. The transaction is expected to be completed in early fiscal 2018, subject to Louisiana Gaming Board approval and other customary closing conditions. We received a $20,000 deposit related to this transaction, which is reflected in restricted cash within current assets in the consolidated balance sheet as of January 22, 2017.

On October 13, 2016, we entered into a definitive agreement to sell our casino in Marquette, Iowa, for $40,000, subject to a customary working capital adjustment, to an affiliate of Casino Queen, based in Swansea, Illinois. As a result, we recorded non-cash pretax valuation charges of $318 and $1,152 during the three and nine months ended January 22, 2017, respectively, to reduce the carrying value of Marquette’s net assets held for sale to the expected net realizable value upon completion of the sale transaction. The transaction is expected to be completed in late fiscal 2017, subject to Iowa Racing and Gaming Commission approval, the Illinois Gaming Control Board approval and other customary closing conditions. We received a $2,000 deposit related to this transaction, which is reflected in restricted cash within current assets in the consolidated balance sheet as of January 22, 2017.

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

The Company incurred $3,192 and $4,682 for capital expenditures at our Lake Charles and Marquette properties during the nine months ended January 22, 2017 and January 24, 2016, respectively, and incurred $258 for capital expenditures at our Natchez property during the nine months ended January 24, 2016.

The results of our discontinued operations are summarized as follows:

	Three Months Ended		Nine Months Ended
	January 22,	January 24,	January 22,	January 24,
	2017	2016	2017	2016
Net revenues	$31,597	$34,018	$101,090	$116,511
Valuation charges	318	—	1,152	4,424
Depreciation expense	—	3,174	3,944	9,844
Pretax income from discontinued operations	3,168	1,162	7,345	4,466
Income tax provision from discontinued operations	(1,058)	—	(2,220)	—
Income from discontinued operations	2,110	1,162	5,125	4,466

The assets and liabilities held for sale were as follows:

	January 22,	April 24,
	2017	2016
Current assets:
Accounts receivable	$674	$768
Inventory	629	726
Prepaid expenses and other assets	778	867
Property and equipment, net	87,993	—
Goodwill	28,043	—
Other intangible assets, net	20,998	—
Other	220	—
Total current assets held for sale	$139,335	$2,361

Long-term assets:
Property and equipment, net	$—	$88,717
Goodwill	—	29,195
Other intangible assets, net	—	20,998
Prepaid deposits and other	—	220
Total long-term assets held for sale	$—	$139,130

Current liabilities:
Accounts payable	$2,141	$2,291
Payroll and related	2,022	2,173
Property and other taxes	279	613
Progressive jackpots and slot club awards	1,850	1,859
Other	424	390
Total liabilities related to assets held for sale	$6,716	$7,326

5.  Long-Term Debt

Long-term debt consists of the following:

	January 22,	April 24,
	2017	2016
Senior Secured Credit Facility:
Revolving line of credit, expires April 19, 2018, interest payable at least quarterly at either LIBOR and/or prime plus a margin	$35,600	$67,500
5.875% Senior Notes, interest payable semi-annually March 15 and September 15, net	502,202	502,541
8.875% Senior Subordinated Notes, interest payable semi-annually June 15 and December 15	350,000	350,000
Other	2,593	2,652
	890,395	922,693
Less current maturities	85	80
Less deferred financing costs, net	9,149	10,925
Long-term debt less unamortized debt issuance costs	$881,161	$911,688

Senior Secured Credit Facility—Our Senior Secured Credit Facility as amended and restated (“Credit Facility”) consists of a $300,000 revolving line of credit. The Credit Facility is secured on a first priority basis by substantially all of our assets and guaranteed by substantially all of our significant subsidiaries.

Our net revolving line of credit availability at January 22, 2017, as limited by our outstanding borrowings, was approximately $256,100, after consideration of approximately $8,300 in outstanding letters of credit. We have an annual commitment fee related to the unused portion of the Credit Facility of up to 0.55%, which is included in interest expense in the accompanying consolidated statements of operations. The weighted average effective interest rates of the Credit Facility for the nine months ended January 22, 2017 was 2.93%.

The Credit Facility includes a number of affirmative and negative covenants. Additionally, we must comply with certain financial covenants including maintenance of a total leverage ratio, senior secured leverage ratio and minimum interest coverage ratio. The Credit Facility also restricts our ability to make certain investments or distributions. We were in compliance with the covenants as of January 22, 2017.

On November 14, 2016, we amended the Credit Facility to modify the maximum amount of proceeds allowable for asset sales to exclude the sale of our Lake Charles property.

5.875% Senior Notes—In March 2013, we issued $350,000 of 5.875% Senior Notes due 2021 (“5.875% Senior Notes”). The net proceeds from the issuance were used to repay term loans under our Credit Facility. On April 14, 2015, we issued an additional $150,000 of 5.875% Senior Notes at a price of 102.0%, which have the same terms and are treated as the same class as the outstanding 5.875% Senior Notes (the “April 2015 issuance”). After deducting the underwriting fees, the net proceeds of $151,500 from the April 2015 issuance were used to purchase a portion of our previously outstanding 7.75% Senior Notes validly tendered pursuant to a cash tender offer for any and all of our outstanding 7.75% Senior Notes (the “Tender Offer”). As a result of these issuances, we capitalized deferred financing costs of $215 in the nine months ended January 24, 2016.

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

6.  Earnings Per Share

The following table sets forth the computation of basic and diluted income per share:

	Three Months Ended		Nine Months Ended
	January 22,	January 24,	January 22,	January 24,
	2017	2016	2017	2016
Numerator:
Income applicable to common shares:
Income from continuing operations	$6,055	$5,453	$37,064	$16,743
Income from discontinued operations	2,110	1,162	5,125	4,466

Net income	$8,165	$6,615	$42,189	$21,209

Denominator:
Denominator for basic earnings per share - weighted average shares	41,357,381	40,730,065	41,310,668	40,669,556
Effect of dilutive securities
Employee stock options	186,465	179,083	101,086	183,671
Restricted stock units	260,599	535,416	189,897	563,794
Denominator for diluted earnings per share - adjusted weighted average shares and assumed conversions	41,804,445	41,444,564	41,601,651	41,417,021

Basic earnings per share:
Income from continuing operations	$0.15	$0.13	$0.90	$0.41
Income from discontinued operations	0.05	0.03	0.12	0.11
Net income	$0.20	$0.16	$1.02	$0.52

Diluted earnings per share:
Income from continuing operations	$0.15	$0.13	$0.89	$0.40
Income from discontinued operations	0.05	0.03	0.12	0.11
Net income	$0.20	$0.16	$1.01	$0.51

Our basic earnings per share are computed by dividing net income by the weighted average number of shares outstanding for the period. Diluted earnings per share reflect the additional dilution from all potentially dilutive securities such as stock options and restricted stock units. Stock options with an exercise price in excess of the average market price of our common stock during the periods representing 29,320 shares, which were anti-dilutive, were excluded from the calculation of common shares for diluted earnings per share for the nine months ended January 22, 2017 and 65,460 shares, which were anti-dilutive, were excluded from the calculation of common shares for diluted earnings per share for the three and nine months ended January 24, 2016, respectively.

7.  Stock Based Compensation

Under our 2009 Long-Term Incentive Plan, as amended from time to time, we have issued restricted stock units, performance stock units, restricted stock and stock options.

Restricted Stock Units—During the nine months ended January 22, 2017, we granted 145,516 restricted stock units (“RSUs”) to employees with a weighted average fair market value of $15.16 per unit on the date of grant. The RSUs are awarded to employees under annual long-term incentive grants which will vest and be converted to stock ratably over three years commencing on the one-year anniversary of the grant date.  Our aggregate estimate of forfeitures for restricted stock units is 10.3%. As of January 22, 2017, our unrecognized compensation cost for these RSUs was $1,365.

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

Performance Stock Units—During the nine months ended January 22, 2017, we granted performance stock units (“PSUs”) to employees with a company performance condition that will determine the number of shares to ultimately vest, if any, up to 216,699 shares.  Any shares earned will vest at the end of three years from the date of grant.  The probability of meeting the performance condition will be assessed on a regular basis and compensation cost will be adjusted accordingly. Our aggregate estimate of forfeitures for performance stock units for employees is 17.0%. As of January 22, 2017, our unrecognized compensation cost for these PSUs is $2,436, based on current probability assumptions.

Restricted Stock—During the nine months ended January 22, 2017, we issued 32,239 shares of restricted stock to directors with a grant-date fair value of $21.60. Restricted stock awarded under annual long-term incentive grants to employees primarily vests one-third on each anniversary of the grant date and grants to directors vest one-half on the grant date and one-half on the first anniversary of the grant date. Our aggregate estimate of forfeitures for restricted stock for employees and directors is 10.0% and 0%, respectively. As of January 22, 2017, our unrecognized compensation cost for unvested restricted stock was $584 with a remaining weighted average vesting period of 0.9 years.

Stock Options—During the nine months ended January 22, 2017, we issued 310,735 non-qualified stock options, which have a maximum term of seven years and are exercisable in yearly installments of 20% commencing one year after the grant date. The options have a per share grant date fair value of $5.968 utilizing the Black-Scholes-Merton option pricing model with the range of assumptions disclosed in the following table:

Nine Months Ended
January 22, 2017
Weighted average expected volatility	44.41%
Expected dividend yield	0.00%
Weighted average expected term (in years)	5
Weighted average risk-free interest rate	1.69%

Weighted average volatility is calculated using the historical volatility of our stock price over a range of dates equal to the expected term of the grant’s options. The weighted average expected term is calculated using historical data that is representative of the option for which the fair value is to be determined. The expected term represents the period of time that options granted are expected to be outstanding. The weighted average risk-free rate is based on the U.S. Treasury yield curve in effect at the time of the grant for the approximate period of time equivalent to the grant’s expected term.  As of January 22, 2017, our aggregate forfeiture rate is 14.4% and our unrecognized compensation cost for unvested options was $1,699.

8.  Fair Value

Items Measured at Fair Value on a Recurring Basis—The following table sets forth the assets measured at fair value on a recurring basis, by input level, in the consolidated balance sheets at January 22, 2017 and April 24, 2016:

	January 22, 2017
	Level 1	Level 2	Total
Assets:
Marketable securities	$7,077	$10,402	$17,479
Restricted cash and investments	6,408	3,419	9,827

	April 24, 2016
	Level 1	Level 2	Total
Assets:
Marketable securities	$8,950	$10,388	$19,338
Restricted cash and investments	6,362	3,457	9,819

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

Other Financial Instruments - The estimated carrying amounts and fair values of our other financial instruments are as follows:

	January 22, 2017		April 24, 2016
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
Financial liabilities:
Revolving line of credit	$35,600	$35,600	$67,500	$66,150
5.875% Senior notes	502,202	518,605	502,541	520,000
8.875% Senior subordinated notes	350,000	367,062	350,000	367,206
Other long-term debt	2,593	2,593	2,652	2,652
Other long-term liabilities	13,912	13,912	13,912	13,912

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

9.  Income Taxes

Our effective tax rate (“ETR”) from continuing operations for the three and nine months ended January 22, 2017 was 20.88% and (69.04%), as compared to an ETR of 14.22% and 13.65% for the three and nine months ended January 24, 2016.  Our ETR is based on statutory rates applied to our pretax book income, adjusted for permanent differences and other items, including partial release of valuation allowances due to current year pretax book income and changes in status of certain indefinite lived intangible assets.

As of January 22, 2017, we had a full valuation allowance on our state deferred tax assets other than those related to the state deferred tax assets at our Florida casino.  In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will be realized.  Realization of deferred tax assets is dependent on generating sufficient taxable income prior to expiration of the loss carryforwards. Due to the Company’s history of losses, valuation allowances have been established except for future taxable income that will result from the reversal of taxable temporary differences, other than the indefinite lived intangibles.

The assets and liabilities of Lake Charles and Marquette were classified as held for sale as of October 23, 2016 (see Note 4).  The deferred tax liability associated with the goodwill and intangible assets of these two entities, previously treated as indefinite lived, now have a finite life.  The expected reversal of this deferred tax liability associated with the goodwill and intangible assets have resulted in the release of $19,552 of valuation allowances recorded in prior years.  As of January 22, 2017, the remaining federal valuation allowance amount has been substantially reversed.

10.  Supplemental Disclosures

Cash Flow — For the nine months ended January 22, 2017 and January 24, 2016, we made net cash interest payments of $47,860 and $49,507, respectively. Additionally, we made net income tax payments of $125 and $130 during the nine months ended January 22, 2017 and January 24, 2016, respectively.

The change in accrued purchases of property and equipment in accounts payable was a decrease of $7,142 and an increase of $5,927, for the nine months ended January 22, 2017 and January 24, 2016, respectively.

During the nine months ended January 22, 2017, we capitalized interest of $295, primarily related to our land-based casino construction at our Bettendorf property, which was completed on June 24, 2016. During the nine months ended January 24, 2016, we capitalized interest of $411, primarily related to hotel renovations and land-based casino construction at our Bettendorf property.

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

Consolidating condensed balance sheets as of January 22, 2017 and April 24, 2016 are as follows:

	As of January 22, 2017
	Isle of Capri			Consolidating
	Casinos, Inc.		Non-	and	Isle of Capri
	(Parent	Guarantor	Guarantor	Eliminating	Casinos, Inc.
	Obligor)	Subsidiaries	Subsidiaries	Entries	Consolidated
Balance Sheet
Current assets	$36,096	$211,174	$18,200	$(1,917)	$263,553
Intercompany receivables	313,709	—	—	(313,709)	—
Investments in subsidiaries	676,497	3,358	—	(679,855)	—
Property and equipment, net	3,300	784,345	22,438	—	810,083
Other assets	32,193	117,462	27,994	(48,855)	128,794
Total assets	$1,061,795	$1,116,339	$68,632	$(1,044,336)	$1,202,430

Current liabilities	$57,282	$67,087	$25,121	$(1,917)	$147,573
Intercompany payables	—	258,309	55,400	(313,709)	—
Long-term debt, less current maturities and net deferred financing costs	881,161	—	—	—	881,161
Other accrued liabilities	5,301	92,270	6,929	(48,855)	55,645
Stockholders’ equity	118,051	698,673	(18,818)	(679,855)	118,051
Total liabilities and stockholders’ equity	$1,061,795	$1,116,339	$68,632	$(1,044,336)	$1,202,430

	As of April 24, 2016
	Isle of Capri			Consolidating
	Casinos, Inc.		Non-	and	Isle of Capri
	(Parent	Guarantor	Guarantor	Eliminating	Casinos, Inc.
	Obligor)	Subsidiaries	Subsidiaries	Entries	Consolidated
Balance Sheet
Current assets	$10,575	$76,646	$25,804	$(130)	$112,895
Intercompany receivables	424,693	—	—	(424,693)	—
Investments in subsidiaries	586,569	3,358	—	(589,927)	—
Property and equipment, net	3,650	782,636	24,164	—	810,450
Other assets	4,205	258,204	26,974	(18,504)	270,879
Total assets	$1,029,692	$1,120,844	$76,942	$(1,033,254)	$1,194,224

Current liabilities	$35,862	$77,128	$24,687	$(130)	$137,547
Intercompany payables	—	371,104	53,589	(424,693)	—
Long-term debt, less current maturities and net deferred financing costs	911,688	—	—	—	911,688
Other accrued liabilities	6,524	74,267	7,084	(18,504)	69,371
Stockholders’ equity	75,618	598,345	(8,418)	(589,927)	75,618
Total liabilities and stockholders’ equity	$1,029,692	$1,120,844	$76,942	$(1,033,254)	$1,194,224

Consolidating condensed statements of operations for the three and nine months ended January 22, 2017 and January 24, 2016 are as follows:

	For the Three Months Ended January 22, 2017
	Isle of Capri			Consolidating
	Casinos, Inc.		Non-	and	Isle of Capri
	(Parent	Guarantor	Guarantor	Eliminating	Casinos, Inc.
Statement of Operations	Obligor)	Subsidiaries	Subsidiaries	Entries	Consolidated
Revenues:
Casino	$—	$193,447	$8,756	$—	$202,203
Rooms, food, beverage, pari-mutuel and other	108	29,713	2,888	(1,917)	30,792
Management fee revenue	6,825	—	—	(6,825)	—
Gross revenues	6,933	223,160	11,644	(8,742)	232,995
Less promotional allowances	—	(37,128)	(2,050)	—	(39,178)
Net revenues	6,933	186,032	9,594	(8,742)	193,817

Operating expenses:
Casino	—	27,612	1,646	—	29,258
Gaming taxes	—	48,087	3,523	—	51,610
Rooms, food, beverage, pari-mutuel and other	6,636	61,724	5,003	(1,917)	71,446
Management fee expense	—	6,525	300	(6,825)	—
Depreciation and amortization	263	16,308	710	—	17,281
Total operating expenses	6,899	160,256	11,182	(8,742)	169,595

Operating income (loss)	34	25,776	(1,588)	—	24,222
Interest expense, net	(8,819)	(7,325)	(431)	—	(16,575)
Equity in income (loss) of subsidiaries	10,963	(764)	—	(10,199)	—
Income (loss) from continuing operations before income taxes	2,178	17,687	(2,019)	(10,199)	7,647
Income tax benefit (provision)	3,877	(5,851)	382	—	(1,592)
Income (loss) from continuing operations	6,055	11,836	(1,637)	(10,199)	6,055
Income (loss) of discontinued operations	2,110	1,714	—	(1,714)	2,110
Net income (loss)	$8,165	$13,550	$(1,637)	$(11,913)	$8,165

	For the Three Months Ended January 24, 2016
	Isle of Capri			Consolidating
	Casinos, Inc.		Non-	and	Isle of Capri
	(Parent	Guarantor	Guarantor	Eliminating	Casinos, Inc.
Statement of Operations	Obligor)	Subsidiaries	Subsidiaries	Entries	Consolidated
Revenues:
Casino	$—	$196,952	$8,755	$—	$205,707
Rooms, food, beverage, pari-mutuel and other	22	30,629	2,840	(1,917)	31,574
Management fee revenue	6,931	—	—	(6,931)	—
Gross revenues	6,953	227,581	11,595	(8,848)	237,281
Less promotional allowances	—	(38,866)	(1,891)	—	(40,757)
Net revenues	6,953	188,715	9,704	(8,848)	196,524

Operating expenses:
Casino	—	28,984	1,660	—	30,644
Gaming taxes	—	48,816	3,479	—	52,295
Rooms, food, beverage, pari-mutuel and other	6,474	63,881	4,711	(1,917)	73,149
Management fee expense	—	6,631	300	(6,931)	—
Depreciation and amortization	446	15,797	1,075	—	17,318
Total operating expenses	6,920	164,109	11,225	(8,848)	173,406

Operating income (loss)	33	24,606	(1,521)	—	23,118
Interest expense, net	(7,525)	(8,802)	(434)	—	(16,761)
Equity in income (loss) of subsidiaries	8,549	192	—	(8,741)	—
Income (loss) from continuing operations before income taxes	1,057	15,996	(1,955)	(8,741)	6,357
Income tax benefit (provision)	4,396	(6,209)	909	—	(904)
Income (loss) from continuining operations	5,453	9,787	(1,046)	(8,741)	5,453
Income (loss) of discontinued operations	1,162	(373)	—	373	1,162
Net income (loss)	$6,615	$9,414	$(1,046)	$(8,368)	$6,615

	For the Nine Months Ended January 22, 2017
	Isle of Capri			Consolidating
	Casinos, Inc.		Non-	and	Isle of Capri
	(Parent	Guarantor	Guarantor	Eliminating	Casinos, Inc.
Statement of Operations	Obligor)	Subsidiaries	Subsidiaries	Entries	Consolidated
Revenues:
Casino	$—	$599,790	$29,833	$—	$629,623
Rooms, food, beverage, pari-mutuel and other	144	91,620	9,009	(5,883)	94,890
Management fee revenue	21,143	—	—	(21,143)	—
Gross revenues	21,287	691,410	38,842	(27,026)	724,513
Less promotional allowances	—	(119,987)	(6,501)	—	(126,488)
Net revenues	21,287	571,423	32,341	(27,026)	598,025

Operating expenses:
Casino	—	84,945	5,081	—	90,026
Gaming taxes	—	147,835	12,212	—	160,047
Rooms, food, beverage, pari-mutuel and other	27,944	188,811	13,406	(5,883)	224,278
Management fee expense	—	20,243	900	(21,143)	—
Depreciation and amortization	869	48,704	2,367	—	51,940
Total operating expenses	28,813	490,538	33,966	(27,026)	526,291

Operating income (loss)	(7,526)	80,885	(1,625)	—	71,734
Interest expense, net	(24,039)	(24,479)	(1,292)	—	(49,810)
Equity in income (loss) of subsidiaries	38,026	(540)	—	(37,486)	—
Income (loss) from continuing operations before income taxes	6,461	55,866	(2,917)	(37,486)	21,924
Income tax benefit (provision)	30,603	(16,480)	1,017	—	15,140
Income (loss) from continuining operations	37,064	39,386	(1,900)	(37,486)	37,064
Income (loss) of discontinued operations	5,125	1,683	—	(1,683)	5,125
Net income (loss)	$42,189	$41,069	$(1,900)	$(39,169)	$42,189

	For the Nine Months Ended January 24, 2016
	Isle of Capri			Consolidating
	Casinos, Inc.		Non-	and	Isle of Capri
	(Parent	Guarantor	Guarantor	Eliminating	Casinos, Inc.
Statement of Operations	Obligor)	Subsidiaries	Subsidiaries	Entries	Consolidated
Revenues:
Casino	$—	$602,795	$30,951	$—	$633,746
Rooms, food, beverage, pari-mutuel and other	57	93,441	9,220	(6,101)	96,617
Management fee revenue	21,350	—	—	(21,350)	—
Gross revenues	21,407	696,236	40,171	(27,451)	730,363
Less promotional allowances	—	(118,315)	(6,842)	—	(125,157)
Net revenues	21,407	577,921	33,329	(27,451)	605,206

Operating expenses:
Casino	—	87,491	5,231	—	92,722
Gaming taxes	—	148,917	12,372	—	161,289
Rooms, food, beverage, pari-mutuel and other	21,601	194,737	15,403	(6,101)	225,640
Management fee expense	—	20,450	900	(21,350)	—
Depreciation and amortization	1,335	47,607	3,209	—	52,151
Total operating expenses	22,936	499,202	37,115	(27,451)	531,802

Operating income (loss)	(1,529)	78,719	(3,786)	—	73,404
Interest expense, net	(22,855)	(26,691)	(1,502)	—	(51,048)
Loss on early extinguishment of debt	(2,966)	—	—	—	(2,966)
Equity in income (loss) of subsidiaries	33,192	234	—	(33,426)	—
Income (loss) from continuing operations before income taxes	5,842	52,262	(5,288)	(33,426)	19,390
Income tax benefit (provision)	10,901	(16,306)	2,758	—	(2,647)
Income (loss) from continuining operations	16,743	35,956	(2,530)	(33,426)	16,743
Income (loss) of discontinued operations	4,466	(199)	—	199	4,466
Net income (loss)	$21,209	$35,757	$(2,530)	$(33,227)	$21,209

Consolidating condensed statements of cash flows for the nine months ended January 22, 2017 and January 24, 2016 are as follows:

	Nine Months Ended January 22, 2017
	Isle of Capri			Consolidating
	Casinos, Inc.		Non-	and	Isle of Capri
	(Parent	Guarantor	Guarantor	Eliminating	Casinos, Inc.
Statement of Cash Flows	Obligor)	Subsidiaries	Subsidiaries	Entries	Consolidated
Net cash (used in) provided by operating activities	$(29,158)	$111,406	$1,479	$—	$83,727

Investing Activities:
Purchases of property and equipment, net of proceeds	(689)	(59,008)	(646)	—	(60,343)
Restricted cash and investments	—	—	(134)	—	(134)
Parent company investment in subsidiaries	60,473	—	—	(60,473)	—
Net cash provided by (used in) investing activities	59,784	(59,008)	(780)	(60,473)	(60,477)

Financing Activities:
Principal payments on debt	(58)	—	—	—	(58)
Net repayments on line of credit	(31,900)	—	—	—	(31,900)
Proceeds from exercise of stock options	622	—	—	—	622
Net proceeds from (payments to) related parties	—	(53,783)	(6,690)	60,473	—
Net cash provided by (used in) by financing activities	(31,336)	(53,783)	(6,690)	60,473	(31,336)

Net increase (decrease) in cash and cash equivalents	(710)	(1,385)	(5,991)	—	(8,086)
Cash and cash equivalents at beginning of period	5,155	48,382	8,589	—	62,126
Cash and cash equivalents at end of the period	$4,445	$46,997	$2,598	$—	$54,040

	Nine Months Ended January 24, 2016
	Isle of Capri			Consolidating
	Casinos, Inc.		Non-	and	Isle of Capri
	(Parent	Guarantor	Guarantor	Eliminating	Casinos, Inc.
Statement of Cash Flows	Obligor)	Subsidiaries	Subsidiaries	Entries	Consolidated
Net cash (used in) provided by operating activities	$2,101	$83,692	$1,348	$—	$87,141

Investing Activities:
Purchases of property and equipment, net of proceeds	(353)	(51,869)	(406)	—	(52,628)
Proceeds from sales of assets held for sale	—	11,448	—	—	11,448
Restricted cash and investments	—	—	(378)	—	(378)
Parent company investment in subsidiaries	32,319	—	—	(32,319)	—
Net cash provided by (used in) investing activities	31,966	(40,421)	(784)	(32,319)	(41,558)

Financing Activities:
Principal payments on debt	(62,222)	—	(158)	—	(62,380)
Net borrowings on line of credit	21,400	—	—	—	21,400
Payment of other long-term obligation	—	(9,384)	—	—	(9,384)
Premium payments on retirement of long-term debt	(2,409)	—	—	—	(2,409)
Payments of deferred financing costs	(215)	—	—	—	(215)
Proceeds from exercise of stock options	767	—	—	—	767
Net proceeds from (payments to) related parties	—	(44,179)	11,860	32,319	—
Net cash used in financing activities	(42,679)	(53,563)	11,702	32,319	(52,221)

Net increase (decrease) in cash and cash equivalents	(8,612)	(10,292)	12,266	—	(6,638)
Cash and cash equivalents at beginning of period	5,077	53,033	8,327	—	66,437
Cash and cash equivalents at end of the period	$(3,535)	$42,741	$20,593	$—	$59,799

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

For a more complete description of the risks that may affect our business, see our Annual Report on Form 10-K for the year ended April 24, 2016, our Quarterly Report on Form 10-Q for the quarter ended October 23, 2016 and the information under the heading Item 1A Part II of this Quarterly Report on Form 10-Q.

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

Our operating results for the periods presented have been affected, both positively and negatively, by current economic conditions and several other factors discussed in detail below. Our historical operating results may not be indicative of our future results of operations because of these factors and the changing competitive landscape in each of our markets, as well as by factors discussed elsewhere herein. This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our Current Report on Form 8-K filed with the SEC on December 21, 2016 and by giving consideration to the following:

Items Impacting Income from Continuing Operations

Pending Merger—On September 19, 2016, we entered into a definitive merger agreement whereby Eldorado Resorts, Inc. (“Eldorado,” or “ERI”) will acquire all of the outstanding shares of Isle of Capri Casinos, Inc. (“Isle”) for $23.00 in cash or 1.638 shares of Eldorado common stock, at the election of each Isle shareholder, reflecting total consideration of approximately $950 million in cash and stock. Upon completion of the transaction, Eldorado and Isle shareholders will hold approximately 62% and 38%, respectively, of the combined company’s outstanding shares. As a result of the merger, Isle will cease to be a publicly traded company.

The transaction has been approved by the Boards of Directors and stockholders of both Eldorado and Isle. The transaction is subject to approval of applicable gaming authorities and other customary closing conditions, and is expected to be consummated in the second calendar quarter of 2017.

Other than transaction expenses associated with the merger of $0.7 million and $4.1 million for the three and nine months ended January 22, 2017, the terms of the agreement did not impact the Company’s consolidated financial statements.

Debt Refinancing—In May 2015, we redeemed the remaining $62.0 million of our 7.75% Senior Notes and incurred a loss on early extinguishment of debt of $3.0 million in the nine months ended January 24, 2016.

Hurricane Matthew—On October 6, 2016, our property in Pompano Beach, Florida was closed for 24 hours due to Hurricane Matthew.

Income Tax Benefit—During the nine months ended January 22, 2017, we released a valuation allowance of $19.6 million as a result of the change in status of the indefinite lived intangible assets associated with our Lake Charles and Marquette properties.

Discontinued Operations— On August 22, 2016, we entered into a definitive agreement to sell our casino and hotel property in Lake Charles, Louisiana, for $134.5 million, subject to a customary purchase price adjustment, to an affiliate of Laguna Development Corporation, a Pueblo of Laguna-owned business based in Albuquerque, New Mexico. The transaction is expected to be completed in early fiscal 2018, subject to Louisiana Gaming Board approval and other customary closing conditions.

On October 13, 2016, we entered into a definitive agreement to sell our casino in Marquette, Iowa, for $40.0 million, subject to a customary working capital adjustment, to an affiliate of Casino Queen, based in Swansea, Illinois. The transaction is expected to be completed in late fiscal 2017, subject to Iowa Racing and Gaming Commission approval, the Illinois Gaming Control Board approval and other customary closing conditions.

In the second quarter of fiscal 2017, Lake Charles and Marquette met the requirements for presentation as assets held for sale and discontinued operations under generally accepted accounting principles. Accordingly, the operations of Lake Charles and Marquette have been classified as discontinued operations and as assets held for sale for all period presented.

On October 19, 2015, we closed our casino property in Natchez, Mississippi and completed the previously announced sale of the hotel and certain related non-gaming assets to Casino Holding Investment Partners, LLC for net cash proceeds of $11.4 million.  As a result of our decision to separately sell the Natchez gaming vessel and certain other assets, we determined that the carrying value of the assets were greater than their net realizable value and recorded a non-cash pretax charge of $4.4 million during the nine months ended January 24, 2016. Subsequently, we recorded a net gain of $2.0 million in discontinued operations during fiscal 2016. The net gain consisted of a gain on the sale of the hotel and related non-gaming assets of $6.4 million, offset by the non-cash pretax charge of $4.4 million. The operations of our Natchez property have been classified as discontinued for all periods presented.

Results of Operations

Revenues and operating expenses for the three and nine months ended January 22, 2017 and January 24, 2016 are as follows:

	Three Months Ended
	January 22,	January 24,		Percentage
(in thousands)	2017	2016	Variance	Variance
Revenues:
Casino	$202,203	$205,707	$(3,504)	-1.7%
Rooms	4,495	4,476	19	0.4%
Food, beverage, pari-mutuel and other	26,297	27,098	(801)	-3.0%
Gross revenues	232,995	237,281	(4,286)	-1.8%
Less promotional allowances	(39,178)	(40,757)	1,579	-3.9%
Net revenues	193,817	196,524	(2,707)	-1.4%

Operating expenses:
Casino	29,258	30,644	(1,386)	-4.5%
Gaming taxes	51,610	52,295	(685)	-1.3%
Rooms	1,200	1,155	45	3.9%
Food, beverage, pari-mutuel and other	9,936	10,783	(847)	-7.9%
Marine and facilities	9,977	10,260	(283)	-2.8%
Marketing and administrative	43,741	44,810	(1,069)	-2.4%
Corporate and development	5,859	6,141	(282)	-4.6%
Transacton expense	733	—	733	N/M
Depreciation and amortization	17,281	17,318	(37)	-0.2%
Total operating expenses	$169,595	$173,406	(3,811)	-2.2%

	Nine Months Ended
	January 22,	January 24,		Percentage
(in thousands)	2017	2016	Variance	Variance
Revenues:
Casino	$629,623	$633,746	$(4,123)	-0.7%
Rooms	16,109	15,711	398	2.5%
Food, beverage, pari-mutuel and other	78,781	80,906	(2,125)	-2.6%
Gross revenues	724,513	730,363	(5,850)	-0.8%
Less promotional allowances	(126,488)	(125,157)	(1,331)	1.1%
Net revenues	598,025	605,206	(7,181)	-1.2%

Operating expenses:
Casino	90,026	92,722	(2,696)	-2.9%
Gaming taxes	160,047	161,289	(1,242)	-0.8%
Rooms	4,080	4,093	(13)	-0.3%
Food, beverage, pari-mutuel and other	28,715	31,371	(2,656)	-8.5%
Marine and facilities	31,116	32,436	(1,320)	-4.1%
Marketing and administrative	134,287	136,970	(2,683)	-2.0%
Corporate and development	21,337	20,770	567	2.7%
Preopening expense	597	—	597	N/M
Transaction expense	4,146	—	4,146	N/M
Depreciation and amortization	51,940	52,151	(211)	-0.4%
Total operating expenses	$526,291	$531,802	(5,511)	-1.0%

Casino — Casino revenues decreased $3.5 million, or 1.7%, for the three months ended January 22, 2017, as compared to the same period in fiscal 2016.

Casino revenues decreased $4.1 million, or 0.7%, for the nine months ended January 22, 2017, as compared to the same period in fiscal 2016.

Casino operating expenses decreased $1.4 million, or 4.5%, and $2.7 million, or 2.9%, for the three and nine months ended January 22, 2017, respectively, as compared to the same period in the prior fiscal year. The decrease in casino operating expenses reflects our continuing efforts to manage our casino operating expenses.

Gaming Taxes — State and local gaming taxes decreased $0.7 million, or 1.3%, and $1.2 million, or 0.8%, for the three and nine months ended January 22, 2017, respectively, as compared to the same period in the prior fiscal year, which is a result of changes in our overall gaming revenues and changes in the mix of gaming revenues derived from states with different gaming tax rates.

Rooms — Rooms revenue was flat to prior year at $4.5 million and increased $0.4 million, or 2.5%, during the three and nine months ended January 22, 2017, respectively, as compared to the same period in the prior fiscal year.

Food, beverage, pari-mutuel and other — Food, beverage, pari-mutuel and other revenue decreased $0.8 million, or 3.0%, and $2.1 million, or 2.6%, for the three and nine months ended January 22, 2017, respectively, as compared to the same period in fiscal 2016, primarily resulting from the closures of our buffets in Kansas City and Black Hawk for renovations.  The Kansas City buffet closed during the first quarter and the Black Hawk buffet closed in early September. Both buffets reopened in mid-December.

Food, beverage, pari-mutuel and other expense — Food, beverage, pari-mutuel and other expense decreased $0.8 million, or 7.9%, and $2.7 million, or 8.5%, for the three and nine months ended January 22, 2017, respectively, as compared to the same period in fiscal 2016, due in part to the closure of the Kansas City and Black Hawk buffets and initiatives to reduce cost of sales.

Promotional Allowances — Promotional allowances decreased $1.6 million, or 3.9%, and increased $1.3 million, or 1.1%, for the three and nine months ended January 22, 2017, respectively, as compared to the same period in the prior fiscal year, reflecting changes in our marketing programs.

Marketing and Administrative — Marketing and administrative expenses decreased $1.1 million, or 2.4%, for the three months ended January 22, 2017 as compared to the same period in the prior fiscal year, reflecting changes in our marketing programs as well as savings from cost reduction initiatives.

Marketing and administrative expenses decreased $2.7 million, or 2.0%, for the nine months ended January 22, 2017 as compared to the same period in the prior fiscal year. Excluding a $1.0 million gain on the sale of the Bettendorf vessel and the $0.3 million write-off of costs related to the potential development of a new administration building at Pompano, with which we determined we would not move forward, marketing and administrative expenses decreased $2.0 million, or 1.4%, reflecting changes in our marketing programs as well as savings from cost reduction initiatives.

Corporate and Development —Our corporate and development expenses decreased $0.3 million during the three months ended January 22, 2017, compared to the same period of the prior fiscal year.  Excluding a $0.5 million favorable forfeiture adjustment in stock compensation expense in the prior year third quarter, corporate and development expenses decreased $0.8 million, or 11.9%, largely a result of reductions in payroll expense and legal and professional services expenses.

During the nine months ended January 22, 2017, our corporate and development expenses were $21.3 million compared to $20.8 million for the nine months ended January 24, 2016.

Depreciation and Amortization — Depreciation and amortization expense was flat for the three months ended January 22, 2017 and decreased $0.2 million during the nine months ended January 22, 2017, respectively.

Other Income (Expense) and Income Taxes

Interest expense, interest income, loss on early extinguishment of debt and income tax (provision) benefit for the three and nine months ended January 22, 2017 and January 24, 2016 are as follows:

	Three Months Ended
	January 22,	January 24,		Percentage
(in thousands)	2017	2016	Variance	Variance

Interest expense	$(16,650)	$(16,836)	$186	-1.1%
Interest income	75	75	—	0.0%
Income tax provision	(1,592)	(904)	(688)	76.1%

	Nine Months Ended
	January 22,	January 24,		Percentage
(in thousands)	2017	2016	Variance	Variance

Interest expense	$(50,040)	$(51,281)	$1,241	-2.4%
Interest income	230	233	(3)	-1.3%
Loss on early extinguishment of debt	—	(2,966)	2,966	-100.0%
Income tax benefit (provision)	15,140	(2,647)	17,787	-672.0%

Interest Expense — Interest expense decreased $0.2 million, or 1.1%, and $1.2 million, or 2.4%, for the three and nine months ended January 22, 2017, respectively, as compared to the same periods in the prior fiscal year. This decrease is primarily a result of a decrease in our overall debt balance and the benefit of refinancing our 7.75% Senior Notes in May 2015.  We capitalized interest expense of $0.3 million during the nine months ended January 22, 2017, primarily related to our land-based casino construction at our Bettendorf property. We capitalized interest expense of $0.2 million during the nine months ended January 24, 2016, primarily related to hotel renovations and land-based casino construction at our Bettendorf property.

Liquidity and Capital Resources

Cash Flows from Operating Activities - During the nine months ended January 22, 2017, we generated $83.7 million in cash flows from operating activities compared to generating $87.1 million during the nine months ended January 24, 2016. The year-over-year decrease in cash flows from operating activities is primarily the result of the decrease in operating income.

Cash Flows used in Investing Activities - During the nine months ended January 22, 2017, we used $60.5 million for investing activities compared to using $41.6 million during the nine months ended January 24, 2016. Significant investing activities for the nine months ended January 22, 2017 included capital expenditures of $61.4 million, of which $29.2 million related to construction of our land based casino in Bettendorf. Significant investing activities for the nine months ended January 24, 2016 included capital expenditures of $52.7 million, of which $8.4 million related to construction of our land based casino in Bettendorf, offset by proceeds received from sales of assets held for sale of $11.4 million.

Cash Flows used in Financing Activities — During the nine months ended January 22, 2017, our net cash flows used in financing activities were primarily utilized to repay $31.9 million in borrowings under our Credit Facility.

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

Availability of Cash and Additional Capital - At January 22, 2017, we had cash and cash equivalents of $54.0 million and marketable securities of $17.5 million. As of January 22, 2017, we had $35.6 million in outstanding revolving credit borrowings under our Credit Facility and our net line of credit availability was approximately $256.1 million, as limited by our outstanding borrowings and undrawn letters of credit.

Capital Expenditures and Development Activities— On June 24, 2016, we opened our new land-based casino at our property in Bettendorf. As of January 22, 2017, we have spent $52.9 million on the project, of which $29.2 million was during the nine months ended January 22, 2017. We will continue to fund capital projects with cash generated by our operations and borrowings under our Credit Facility.

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

For a discussion of our significant accounting policies and estimates, please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations and Notes to Consolidated Financial Statements presented in our Current Report on Form 8-K filed with the SEC on December 21, 2016. There were no newly identified significant accounting estimates in the third quarter of fiscal year 2017, nor were there any material changes to the critical accounting policies and estimates set forth in the foregoing Current Report on Form 8-K.

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

ITEM 4.   CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer and Principal Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of January 22, 2017.  Based on this evaluation, our Chief Executive Officer and Principal Financial Officer have concluded that, as of January 22, 2017, our disclosure controls and procedures were effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports we file or submit under the Exchange Act of 1934 and such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in our internal controls over financial reporting during the fiscal quarter ended January 22, 2017, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

On January 25, 2017, Isle’s shareholders approved the merger and ERI’s stockholders approved the issuance of shares.

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

ISLE OF CAPRI CASINOS, INC.

Dated: February 24, 2017	/s/ Michael A. Hart
Michael A. Hart
Sr. Vice President, Accounting and Treasurer

(Principal Financial Officer and Authorized Officer)

EXHIBIT NUMBER	DESCRIPTION
31.1	Certification of Chief Executive Officer pursuant to Rule 13a—14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a—14(a) under the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350.

101

The following financial statements and notes from the Isle of Capri Casinos, Inc. Quarterly Report on Form 10-Q for the quarter ended January 22, 2017, filed on February 24, 2017 formatted in XBRL: (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Stockholders’ Equity; (iv) Consolidated Statements of Cash Flows; and (v) Notes to Consolidated Financial Statements.